Form 10-K
period 1997-12-31
ALARIS MEDICAL SYSTEMS INC
filed 1998-03-31
CIK 1029069

==============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

          (Mark One)
          [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the fiscal year ended December 31, 1997 or

          [   ]    Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934.

                   For the period from __________ to __________

                     Commission file number  333-18687

                        ALARIS MEDICAL SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)


                  Delaware                                13-3800335
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification Number)

  10221 Wateridge Circle, San Diego, California              92121
    (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code (619) 458-7000

Securities registered pursuant to Section 12(b) of the Act:

                                   None

Securities registered pursuant to Section 12(g) of the Act:

                                   None

                          ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   YES:    X     NO:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

No common stock is held by nonaffiliates of the registrant.

As of March 23, 1998, the registrant had 1,000 shares of common stock outstanding.

==============================================================================

                                  PART I

ITEM 1. BUSINESS

Background

      ALARIS Medical Systems, Inc. ("ALARIS Medical Systems") designs, manufactures, distributes and services intravenous infusion therapy and periodic patient monitoring instruments and related disposables and accessories. On November 26, 1996, IMED Corporation ("IMED"), then a wholly-owned subsidiary of Advanced Medical, Inc., ("Advanced Medical") acquired all of the outstanding stock of IVAC Holdings, Inc. ("IVAC Holdings") and its subsidiaries including IVAC Medical Systems, Inc. In connection with the acquisition, IMED and IVAC Medical Systems, Inc. were merged into IVAC Holdings (the "Merger"), which then changed its name to ALARIS Medical Systems, Inc. Additionally, Advanced Medical changed its name to ALARIS Medical, Inc. ("ALARIS Medical"). The acquisition was accounted for as a purchase. ALARIS Medical Systems and its subsidiaries are collectively referred to as the "Company." ALARIS Medical Systems was incorporated on October 14, 1994 under the laws of the State of Delaware.

Overview

      The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). In addition, the Company is a leader in the international infusion systems market. The Company, based on installed base of infusion pumps, has a number one or two market position in eleven Western European countries, the number three market position in Germany and Italy, the largest installed base of infusion pumps in Australia and Canada, and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver fluids, generally pharmaceuticals or nutritionals, accurately and safely to patients, consist of single and multi-channel infusion pumps and controllers, and proprietary and non-proprietary disposable administration sets (plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse and blood pressure, with the largest installed base of hospital thermometry systems in the United States.

      The Company sells a full range of products through a direct sales force consisting of over 200 salespersons and through more than 150 distributors to over 5,000 hospitals worldwide. The Company's United States sales and sales to customers located outside the United States accounted for approximately 63% and 37%, respectively, of the Company's sales for 1997. For the year ended December 31, 1997, the Company had sales of approximately $359.1 million.

      Infusion Systems. The Company offers a wide variety of infusion pumps designed to meet the varying price and technological requirements of its broad array of customers. These infusion pumps include the Gemini series, consisting of single, dual and four channel infusion pumps designed for use in all hospital settings by customers with sophisticated technological requirements; the Signature Edition system, a versatile, user-friendly single and dual channel infusion pump for use in general medical and surgical settings; the MedSystem III instrument ("MS III"), a compact, lightweight, programmable three channel infusion pump targeted for the hospital critical care and transport applications; and the 560/570 Series,

                           ------------------------

      The Company has registered or applied to register the following trademarks: IMED-Registered Trademark-, Accuset-Registered Trademark-, Graviset-Registered Trademark-, Microset-Registered Trademark-, Flo-Stop-Registered Trademark-, Gemini-Registered Trademark-, Gemini PC-1-Registered Trademark-, Gemini PC-2-Registered Trademark-, Gemini PC-4-Registered Trademark-, Gemini PC-2TX-Registered Trademark-, Autotaper-Registered Trademark-, Versataper-Registered Trademark-, ReadyMED-Registered Trademark-, VersaSafe-Registered Trademark-, IVAC-Registered Trademark-, IVAC MEDICAL SYSTEMS-TM-, CORE-CHECK-Registered Trademark-, DYNAMIC MONITORING-TM-, MEDSYSTEM III-Registered Trademark-, PCAM-TM-, SIGNATURE EDITION-TM-, TEMP-PLUS-Registered Trademark-, VITAL-CHECK-Registered Trademark-, ACCUSLIDE-TM-, and Smart-Site-TM-SAFSITE-Registered Trademark- is a registered trademark of B. Braun, Inc.

consisting of single channel infusion pumps designed for the price-conscious customer. In addition, the Company offers the ReadyMED ambulatory infusion pump ("ReadyMED"), which is compact, lightweight and disposable, for use in the alternate site market and a variety of syringe infusion pumps for use primarily outside the United States.

      The Company manufactures higher margin proprietary disposable administration sets which can only be used with the Company's large volume infusion pumps. Since the useful life of the Company's infusion pumps is typically seven to ten years, the Company's industry-leading installed base allows it to generate stable, predictable and recurring revenues from sales of disposable administration sets. The Company's disposable administration sets offer protection features designed to prevent the unregulated flow of fluids into a patient's blood stream ("free flow"). In addition, the Company has introduced several enhancements to its disposable administration sets, including needle-free access systems that are designed to reduce the risk to health care providers of diseases, such as AIDS and hepatitis, that may be transmitted through accidental needlesticks and, in the case of the SmartSite System, to eliminate patient exposure to latex which can cause severe allergic or anaphylactic shock reactions. These features continue to provide the Company's customers with the latest cost-effective technology for the Company's installed base of infusion pumps. For the year ended December 31, 1997, the Company's infusion systems sales were $306.2 million, representing approximately 85% of the Company's total sales.

      Patient Monitoring Products. The patient monitoring products market consists of discrete market niches, each of which has different competitive dynamics. The Company primarily operates in the United States, Canada and Western Europe in two market niches of the patient monitoring products market: (i) hospital thermometry systems and (ii) stand-alone, non-invasive, multi-parameter patient monitoring products which measure a combination of pulse, temperature and blood pressure. The Company's large base of installed hospital thermometry instruments allows it to generate stable, predictable and recurring revenues from sales of related disposable probe covers. In 1997, the Company manufactured and sold over 595 million proprietary disposable probe covers. For the year ended December 31, 1997, the Company's patient monitoring products sales were $33.4 million, representing approximately 9% of the Company's total sales.

      At December 31, 1996, the Company's installed base of thermometry instruments constituted approximately 42% of the United States hospital electronic and infrared thermometry market, making the Company the largest provider of hospital thermometry systems in the United States. The Company's principal thermometry instruments are the TEMP-PLUS II electronic thermometer and the CORE-CHECK infrared thermometer, both of which are widely used in hospitals and alternate site settings. The Company is also the second largest participant in the United States infrared thermometry market, the fastest growing segment of the hospital thermometry market, and, at December 31, 1996, had approximately 31% of the United States hospital installed base. In addition, the Company's hospital installed base of stand-alone, non-invasive, multi-parameter patient monitoring products, which measure a combination of pulse, temperature and blood pressure, is the second largest in this market niche in the United States.

Industry

      General. Cost containment measures both imposed and proposed by federal and state regulators and private payors, combined with increased utilization review and case management, have led to greater financial pressure on hospitals. In response to these cost-containment pressures, hospitals and other potential customers for the Company's products are increasingly combining into group purchasing organizations ("GPOs") which may be large and which effectively police compliance with exclusive purchase commitments. GPOs may enter into exclusive purchase commitments with as few as one or two providers of infusion systems and/or vital signs measurement products, for a period of several years. See "-Marketing and Sales." These trends have, in turn, led to downward pricing pressure on manufacturers of medical products, including the Company, and greater use of alternate sites for treatment. Growth in the alternate site market is also attributable to advances in technology that have facilitated the provision of care outside of the hospital, an increased number of illnesses and diseases considered to be treatable with home infusion therapy and increased acceptance by the medical community of, and patient preference for, non-hospital treatment. As both the complexity of infusion therapy treatments and the potency of drugs administered have increased, the demand for technologically-advanced infusion systems has risen significantly. In the patient monitoring products markets, similar trends of cost reduction of health care delivery and technological innovation have resulted in the creation of a number of new products and product areas, such as infrared thermometry products, pulse oximetry and multi-parameter patient monitoring products.

      The Company believes that as the infusion system and patient monitoring products markets continue to mature, providers of goods and services in these markets will need to increase the scale of their operations and broaden the scope of their product lines in order to leverage worldwide sales, service and research and development infrastructures. These trends are driving industry consolidation which, in turn, provides opportunities for leading suppliers to increase market share and participate in strategic alliances, joint ventures and acquisitions.

      The United States hospital market consists of approximately 5,300 hospitals with a total of approximately 900,000 licensed beds and can be divided into three major areas: critical care (e.g., adult, pediatric and neonatal intensive care units), specialty units (e.g., oncology, ob/gyn, coronary care and emergency room/trauma) and general medical/surgical. The alternate site market encompasses all health care provided outside a hospital and is comprised primarily of home health care, freestanding clinics, skilled nursing facilities and long-term care facilities.

      Infusion Systems. Intravenous infusion therapy generally involves the delivery of one or more fluids, primarily pharmaceuticals or nutritionals, to a patient through an infusion line inserted into the circulatory system. Over the past 20 years, as both the reliance on intravenous drug therapy and the potency of the drugs administered have increased, the need for extremely precise administration and monitoring of intravenous fluids has risen significantly.

      Infusion systems are differentiated on a number of characteristics including size, weight, number of delivery channels, programmability, mechanism of infusion, cost and service. One of the key differences among infusion systems is the level of control that such systems afford to both medical staffs and patients. Infusion systems are generally designed for either critical care or general care use, with the latter group being used both in hospitals and at alternate site facilities.

      The United States infusion therapy market had sales of approximately $1.5 billion in 1996 and has grown at an estimated compound annual growth rate of approximately 3.8% from 1992 to 1996. There are two principal markets for infusion systems: the hospital market and the alternate site market. These markets had sales in the United States of approximately $1.1 billion and $360 million, respectively, in 1996, and estimated annual compound growth rates of approximately 1.6% and 12%, respectively, from 1992 to 1996.

      Infusion systems include three major delivery technologies: pumps/controllers, disposable ambulatory pumps and gravity delivery products. In 1996, these three segments had sales in the United States of approximately $800 million, $80 million and $350 million, respectively. While the Company competes in the pumps/controllers and disposable pumps segments, it has never competed in gravity delivery products because of the commodity nature of this market.

      Controllers typically are nonvolumetric devices that regulate flow by electronically counting drops rather than by measuring a specific volume of fluid. The Company does not currently market a traditional controller, but some of its infusion pumps can be used in a controller mode. Infusion pumps use positive pressure to overcome the resistance in the infusion tubing and the back pressure generated by the patient's circulatory system. Infusion pumps administer precise, volumetrically measured quantities of fluids more accurately and over a wider range of infusion rates than controllers. For this reason, infusion pumps are used more frequently than controllers to administer expensive, critical or potent therapeutics. Syringe pumps operate by gradually depressing the plunger on a standard disposable syringe, thereby delivering a more concentrated dose of medication at a very precise rate of accuracy. Disposable pumps are single-use products designed for use primarily in general care settings.

      Historically, controllers have held a major share of the installed base of infusion instruments, principally because they were significantly less expensive than infusion pumps. As infusion pump prices declined and their technological capabilities increased, the purchasing trend has been toward infusion pumps. As of the end of 1996, infusion pumps represented approximately 98%, and controllers represented approximately 2%, of the installed base of infusion instruments in the United States hospital market and less than 1% of the infusion instruments sold in 1996 were controllers.

      The infusion systems sold in the markets in which the Company competes consist of single and multi-channel infusion pumps and disposable administration sets. As treatment regimens have become more complex and as the critically ill constitute an increasing percentage of hospital patients, the average hospital patient now requires a greater number of intravenous lines and more potent therapeutics, thereby creating a greater need for technologically-advanced infusion systems. As a result, United States sales of channels relating to multi-channel infusion pumps have increased from approximately 28% of total United States channels sold in 1991 to approximately 39% of total United States channels sold in 1996.

      All infusion pumps and controllers require the use of disposable administration sets. A set consists of a plastic interface and tubing and may have a variety of features such as volume control, pumping segments or cassette pumping systems for more accurate delivery, clamps for flow regulation and multiple ports for injecting medication and delivery of more than one solution. Components such as burettes and filters may also be added for critical drugs or special infusion. Almost all of these sets, including those manufactured by the Company, are compatible only with their particular manufacturer's line of infusion systems. Since these disposable administration sets tend to have significantly higher margins than infusion pumps, the establishment of an extensive installed base, such as the Company's, is important for generating ongoing disposable administration set sales and enhancing overall margins.

      Patient Monitoring Products. Patient monitoring products are used to measure and monitor pulse, temperature, blood pressure and respiration rate. Products sold in this market have varying levels of technological sophistication and are used in a variety of diagnostic and health care settings. The patient monitoring products market consists of discrete market niches, each of which has different competitive dynamics. The Company competes in two niches - hospital thermometry systems, and stand-alone, non-invasive, multi-parameter patient monitoring products which measure a combination of pulse, temperature and blood pressure. In the United States, these two market niches had sales of approximately $55.0 million and $140.0 million, respectively, in 1996.

      The three major instrument types in the hospital thermometry market are glass, electronic and infrared devices, which in 1996 accounted for approximately 5%, 65% and 30%, respectively, of the United States hospital market installed base. The Company offers electronic and infrared instruments but does not compete in the glass thermometry market. Over the last several years, there has been a shift toward increased use of infrared instruments due primarily to their ease of use. While infrared thermometers constituted only approximately 31% of the installed base in the United States in 1996, sales of these products accounted for approximately 41% of total market sales in 1996.

      As with the infusion therapy market, the hospital thermometry market has higher margin disposable products that are used in concert with instruments and, consequently, the existence of an installed base is important for generating ongoing disposable product sales and enhancing overall margins.

Products and Services

      The Company manufactures and markets both single and multi-channel infusion pumps and disposable administration sets. The Company's infusion pumps include large volume infusion pumps such as its Gemini series, the Signature Edition system, MS III and 560/570 Seriespumps, syringe infusion pumps such as P1000, P3000, PCAM and P7000, which are sold primarily in Western Europe, and the ReadyMED system. The Company's large volume infusion pumps require the use of higher margin proprietary disposable administration sets. The Company also sells non-proprietary disposable administration sets for use with syringe infusion pumps manufactured by the Company and others. Furthermore, the Company manufactures and markets hospital thermometry instruments and related disposable probe covers, and stand-alone, non-invasive, multi-parameter instruments which measure and monitor temperature, pulse and blood pressure. In the United States hospital electronic and infrared thermometry market, the Company had an installed base market share of approximately 42% in 1996 and was the second largest supplier of hospital thermometry products in the infrared market. In its niche of stand-alone, non-invasive, multi-parameter instruments, the Company had an installed base market share of approximately 14% in the United States in 1996.

      The table set forth below summarizes the key features, actual or estimated market introduction dates and predecessor product line information with respect to the Company's product line and products in development.


      Product                          Description                                          Status
---------------------    ------------------------------------------           --------------------------------
Large Volume Infusion
 Pumps

 Signature Edition       Single and dual channel pump; incorporates           Selectively marketed since
  (Model 7100/7200)       intuitive user interface; for critical and           September 1995; full commercial
                          general care use                                     availability in the United States
                                                                               achieved in the first quarter of
                                                                               1996; introduced in Europe during
                                                                               the second half of 1997

 Signature Edition GP    Single channel pump using the Signature Edition      Market introduction in 1997
  (Model 7000)            technology platform designed for the price-
                          conscious consumer; intended to be marketed
                          in the United States for general care and
                          alternate site markets

 Gemini PC-1             Single channel instrument with pump and controller   Marketed since 1988
                          capability; for use in all hospital settings

 Gemini PC-2T            Dual channel instrument with pump and controller     Marketed since 1987
                          capability; for use in all hospital settings

 Gemini PC-2TX           Dual channel instrument with pump and controller     Marketed since May 1994
                          capability; programmable drug delivery/dose
                          calculations and pressure history; for use in all
                          hospital settings


      Product                          Description                                          Status
---------------------    ------------------------------------------           --------------------------------
 Gemini PC-4             Four channel instrument with pump and controller     Marketed since December 1992
                          capability; programmable drug delivery/dose
                          calculations and pressure history; for use in
                          critical care settings

 Modular Infusion Pump   Compact, flexible, lightweight modular infusion      Market introduction planned for 1999
                          pump with an adjustable hardware and software
                          platform with advanced programming capabilities;
                          for use in all hospital and alternate site
                          settings

 560/570 Series          Single channel pump with largest installed base      On market since 1983 and 1990,
                          worldwide; for general care use in the United        respectively
                          States, and general and critical care use in
                          Europe

 597/598 Series          Single channel, multi-pump configuration of reduced  On market in Europe since 1993 size and weight; used frequently for delivery of
                          nutritional products; sold in Europe; for general
                          care and alternate site use

 MS III                  Three channel pump; smallest and lightest            Originally introduced in late
                          multi-channel pump available on the United States    1980s by Siemens Infusion
                          market; for critical care use                        Systems, Ltd. as MiniMed;
                                                                               reengineered since its
                                                                               acquisition in 1993
Syringe Infusion Pumps

 P1000, P2000, P3000,    Preferred method of delivery in many markets         Various models introduced between
  P4000                   outside the United States; for critical and          late 1980s and early 1990s
                          non-critical care use

 P7000                   Syringe pump with advanced features for critical,    Introduced to European market
                          non-critical and neonatal care use in markets        during second quarter of 1996
                          outside the United States

 P6000                   Syringe pump using the P7000 technology platform     Introduced to European market
                          designed for the price-conscious consumer in         during the second half of 1997
                          markets outside the United States; for critical
                          and non-critical care use

 P6000-TIVA              Syringe pump designed for critical and non-critical  Introduced during third quarter
                          care use                                             1997

 P6000-TCI               Syringe pump that incorporates Diprifusor module     Introduced during fourth quarter
                          from Zeneca                                          1997


      Product                          Description                                          Status
---------------------    ------------------------------------------           --------------------------------
 PCAM (Patient           Syringe pump used in markets outside the United      Introduced internationally in
  Controlled Analgesia    States that allows patients to control the delivery  first quarter of 1995
  Pump)                    of pain medication

Ambulatory Pumps

 ReadyMED                Compact, disposable, lightweight ambulatory          100 mL marketed since July 1992
                          infusion pump designed for alternate site use        and 50 mL and 250 mL introduced
                                                                               in 1993

 Rythmic                 Family of lightweight, self-contained portable       Agreement with Micrel signed in
                          pumps for PCA, intermittent and continuous use       second half of 1997, 1998
                          at home in international markets                     launch planned

Disposable               Proprietary and non-proprietary administration       On market and in development
 Administration           sets for use with each of the Company's existing
 Sets                     and proposed infusion pumps

Needle-Free Access Products

 SmartSite System        Needle-free, capless, latex-free infusion system      Introduced in 1996
                          component intended to increase safety of patients
                          and health care workers

 VersaSafe               Infusion system component utilizing a blunt cannula   Marketed since 1994 through a
                          device combined with a split-septum "Y" site          non-exclusive license

Patient Monitoring:

Thermometry Systems

 TEMP-PLUS II            Electronic thermometer; for general hospital and      On market since mid-1980s
  (Model 2080)            alternate site use

 TEMP-PLUS III           Electronic thermometer; a 7-to-10-second version of   Market introduction planned for
                          the Model 2080; intended for general hospital use     1998

 CORE-CHECK              Infrared tympanic thermometer that saves time,        On market since 1991
  (Model 2090)            reduces patient interruption and lowers risk of
                          infection; for general hospital use



      Product                          Description                                          Status
---------------------    ------------------------------------------           --------------------------------
 Disposable Probe        Proprietary covers for use with each of the          On market since mid-1980s
  Covers                  Company's existing and proposed thermometers

Other Patient Monitoring Products

 VITAL-CHECK             Continuous monitoring model that rapidly measures     On market in the United States
  (Model 4200)            pulse, blood pressure and temperature; for general    since late 1980s
                          hospital use

 VITAL-CHECK             Multiparameter non-invasive patient monitor           Introduced during fourth quarter
  (Model 4400)            providing blood pressure, pulse oximetry              of 1997
                          and temperature monitoring

      Large Volume Infusion Pumps. The Company's large volume infusion pumps are either single or multi-channel and are used in both the general care and critical care settings. The large volume infusion pumps consist of volumetric piston cassette pumps, which regulate the flow of fluid through a syringe-like mechanism, and peristaltic pumps, which regulate fluid flow by means of a multi-finger-like mechanism that alternately compresses sections of the tubing contained in the pumping chamber. Peristaltic pumps represent the largest portion of the Company's installed base of infusion pumps. The Company discontinued manufacturing piston cassette pumps in the first quarter of 1995.

      The Signature Edition line of peristaltic infusion pumps includes a single channel and dual channel pump. The Signature Edition line of infusion pumps is designed for use primarily in hospitals. The Signature Edition line of infusion pumps features include cost-effectiveness, ease of use, reliability and innovative features, such as new safety features designed to minimize the chance of free flow.

      The Gemini peristaltic infusion pump series, which consists of single, dual and four channel pumps, is based on a flexible hardware and software technology platform. This technology platform has enabled the Company over time to offer incremental feature enhancements based on evolving customer needs. The Gemini series currently offers the following features: free flow protection (which the Company pioneered); independent channel operation; ability to switch from pump to controller mode without changing the disposable administration set; programmable to automatically taper-up and taper-down infusion rates to facilitate delivery of complex drug-dosing regimens; capability to operate in either micro mode (0.1 to 99.9 mL/hr) for use with neonatal patients, among others, or macro mode (1 to 999 mL/hr) for use with adult patients; drug dose calculation; pressure monitoring; pressure history and volume/time dosing; and nuisance alarm (alarms with no clinical significance) reduction. The Gemini PC-1 infusion pump is currently subject to a voluntary recall initiated by the Company. See "-Government Regulation - Product Regulation."

      The MedSystem III instrument is a compact, lightweight, programmable, three channel, peristaltic infusion pump used primarily in the critical care market. The MedSystem III predecessor product line was acquired from Siemens Infusion Systems, Ltd. in September 1993. Since such time, significant resources have been invested to reengineer the MedSystem III pump. The Company believes that as a result of this reengineering, the MedSystem III system is one of the smallest, most versatile and most technologically advanced multi-channel pumps currently on the market.

      The 560/570 Series and the 597/598 Series are single channel peristaltic infusion pumps that offer cost-effective solutions for drug delivery in the general care setting. The Company believes that the 560/570 Series has the largest installed base of any individual infusion pump worldwide.

      During the fourth quarter of 1993, the Company commenced designing a modular infusion pump, which can operate in a one to four channel mode, as the basis for its next generation of infusion pumps. In addition to all of the features available on the Gemini series, the modular infusion pump is being designed to incorporate advanced programming capabilities in a smaller infusion pump that is simpler to operate. A modular, building-block design is intended to allow the user to configure the various features of the modular infusion pump to specific situations resulting in lower cost operation and greater asset utilization.

      Syringe Pumps. The Company offers syringe pumps, which are small-volume fluid delivery systems used in neonatal care, oncology, anesthesia, critical care and labor and delivery. While these infusion pumps represent a relatively small portion of the industry installed base in the United States, such pumps are widely used in Europe, where they constitute approximately 60% of the infusion pump market. Syringe pumps are more widely used in Europe because of the general practice of European doctors to administer medications in smaller volumes of fluid. The Company believes that it is one of the two largest suppliers of syringe pumps in Western Europe, with a number one or number two installed base market share in eleven countries and the number three installed base market share in Germany and Italy. The Company is currently evaluating customer interest and regulatory requirements in the United States for syringe pumps.

      In 1995, the Company introduced the PCAM patient controlled analgesia infusion pump that allows patients to control the delivery of pain medication. Designed for general care settings, the PCAM infusion pump is one of the most advanced patient controlled analgesia infusion pumps on the European market today, with pre-programmed and user programmable drug delivery protocols, comprehensive patient history logging and an ergonomically designed handset with status indicator.

      The Company continued to expand its syringe pump product line by introducing the P7000 syringe pump to the international market during the second quarter of 1996 and the P6000 syringe pump to the European Market during the second quarter of 1997. Designed for critical, non-critical and neonatal care settings, the P7000 offers several advanced features, including an automatic dose rate calculator; a pre-programmable drug menu; a range of pre-programmed infusion administration protocols; and an automatic pressure reduction capability in response to administration set occlusions. The P6000 syringe pump, which is based on the P7000 syringe pump technology platform, is designed for use in critical and non-critical care settings by the price conscious consumer.

      The Company has initiated a voluntary safety alert of its P1000, P2000, P3000 and P4000 syringe pumps. These syringe pumps are marketed internationally. See "-Government Regulation-Product Regulation."

      Ambulatory Pumps. The ReadyMED pump is a disposable, compact, ambulatory pump for the intravenous administration of antibiotics. ReadyMED is designed to offer a number of advantages over systems currently in use for this purpose. Traditional systems require the patient to attach a small bag and tubing set, through which the antibiotics are administered, to a catheter placed in the patient's circulatory system. The patient must eliminate all air from the system and set a manual rate adjustment clamp, a process that generally must be repeated every four to six hours. Since traditional systems are gravity driven, the bag must remain on an intravenous solution pole during infusion, thereby restricting the patient's movement. The ReadyMED pump is pre-filled (in 50 mL, 100 mL and 250 mL sizes) and pre-primed, allowing infusion to be initiated when the patient simply opens a clamp. In addition, since the ReadyMED pump is small and uses positive pressure, the patient is able to carry the device in a pocket or wear it on a belt. In March 1992, the Company entered into a five-year agreement with McGaw, Inc. ("McGaw") pursuant to which McGaw obtained the exclusive right to distribute the 50 mL, 100 mL and 250 mL sizes of the ReadyMED pump in the United States and Puerto Rican alternate site markets. The Company and McGaw amended their distribution agreement during 1997, extending its term until March 31, 1998, and converting McGaw's exclusive distribution right into a non-exclusive distribution right. Effective April 1998, the Company will initiate direct sales of ReadyMED through its alternate site sales force and distribution network.

      Disposable Administration Sets. The Company estimates that it has approximately 212,000 single and multi-channel large volume infusion pumps installed in the United States, each of which uses proprietary disposable administration sets designed and manufactured only by the Company. Disposable administration sets consist of a plastic pump interface and tubing and have a variety of features, such as volume control, pumping segments or cassette pumping systems for more accurate delivery, clamps for flow regulation and multiple entry ports for injecting medication and delivery of more than one solution. Components such as burettes and filters may also be added for critical drugs or special infusion. In addition, many of the Company's disposable administration sets offer protection features designed to prevent free flow. Each of the Company's current and proposed large volume infusion pumps uses only disposable administration sets designed by the Company for that particular pump.

      Needle-Free Access Products. There is increasing pressure by regulatory agencies, such as the Occupational Safety and Health Administration ("OSHA") and the FDA, for more stringent control of needles in hospitals. OSHA requires that hospitals must put in place systems to reduce the potential for accidental needlesticks. The FDA recommends using needle-free systems or protected needle systems to replace hypodermic needles for accessing intravenous lines. The Company's needle-free access products are designed to permit access to the Company's disposable administration sets without the use of needles, thus reducing the potential for accidental needlesticks. The VersaSafe system utilizes a blunt cannula device combined with a split-septum "Y" site. The Company has a non-exclusive license, which expires in April 2000, to the VersaSafe system which was a cooperative development effort of IMED, Elcam Plastic of Israel and Medical Associates Network. The Company's SmartSite Needle-Free System, introduced in the third quarter of 1996, is a component which is compatible with standard luer or luer-locking syringes and disposable administration sets, thereby allowing users to integrate the Needle-Free System into existing care practices. The Company's latest needle-free access product, the SmartSite System, offers a fully integrated design and eliminates the need for separate caps to maintain an infection control barrier. The SmartSite System is latex-free and therefore reduces the risk of exposure of patients and health care workers to latex which can cause severe allergic or anaphylactic shock reactions. The Company's needle-free access products have received strong interest from customers and provide the Company with an opportunity to increase revenues in what has previously been a commodity market.

      Patient Monitoring Products. Patient monitoring instruments are used to measure pulse, temperature and blood pressure. Products sold in this market have varying levels of technological sophistication and are used in a variety of diagnostic and health care settings. The Company competes in two key niches: hospital thermometry systems and stand-alone, non-invasive, multi-parameter patient monitoring products.

      Thermometry. The Company is a leader in hospital thermometry systems, which consist of thermometers and disposable probe covers, and maintains a strong position in both the United States and Western Europe. The Company believes that in 1997 its installed base comprised approximately 42% of the United States hospital electronic and infrared thermometry market, thereby making the Company the largest provider of hospital thermometry systems in the United States. The Company's primary product is an electronic thermometer which is widely used in hospitals and alternate site settings. The Company is currently developing the TEMP-PLUS III instrument (formerly known as the "Fast" 2080), an improved cost-effective and technologically-advanced electronic thermometer designed to provide a temperature reading in seven-to-ten seconds. The Company also manufactures and markets the CORE-CHECK system, a thermometer that measures temperature by detecting the emission of infrared energy in the ear. In the infrared market, the fastest growing segment of the industry's market, the Company is currently the second largest domestic participant, with a United States hospital installed base market share of approximately 31% at December 31, 1996. The only disposable probe covers which can be used with the Company's thermometry instruments are those manufactured by the Company.

      Other Patient Monitoring Products. The Company also produces stand-alone, non-invasive, multi-parameter patient monitoring products which measure a combination of pulse, temperature and blood pressure. The Company's hospital installed base of these instruments is the second largest in the United States.

      In January 1997, the Company entered into two agreements with Criticare Systems, Inc., a manufacturer of patient monitoring systems and non-invasive sensors for use in the hospital and alternate site markets. Under these agreements, Criticare Systems, Inc. obtained the right to use the Company's electronic thermometry technology in certain monitoring systems to be manufactured and distributed by both Criticare Systems, Inc. and the Company. The Company also obtained exclusive distribution rights to certain of these monitoring systems in the United States hospital market and in all Canadian markets. The first of these exclusive systems is the Vital-Check 4400, which provides non-invasive blood pressure, pulse oximetry and temperature monitoring.

      Customer Service. The Company provides repair service for its products at its facilities in San Diego or on site at the customer's facilities through third-party contractors. Customers may elect to enter into service agreements or to receive service on a time and materials basis. The Company also trains customers as to the use of its products and maintains a technical support help-line to answer customers' questions. In addition, the Company maintains its parts inventory at levels which enable it to deliver critical supplies immediately and minimize back-ordered products. The Company believes that the availability of such services is important for maintaining strong customer relations.

Marketing and Sales

      The Company has historically focused its sales efforts on the hospital market. In response to the industry shift toward health care delivery outside of the hospital, the Company has recently begun to expand its selling efforts and products to the alternate site market. The Company's sales strategy emphasizes increasing instrument placements and the number of units installed in order to increase sales of its proprietary disposable administration sets and probe covers. Sales representatives work closely with on-site primary decision makers, which include physicians, pharmacists, nurses, materials managers, biomedical staff and administrators. The Company has over 5,000 hospital customers worldwide.

      The Company has contracts with ten GPOs. GPOs have emerged in response to cost containment pressures and health care reform. GPOs often enter into exclusive purchase commitments with as few as one or two providers of infusion systems and/or vital signs measurement products for a period of several years. If the Company is not one of the selected providers, it may be precluded from making sales to members of a GPO for several years and, in certain situations, the GPO may require removal of the Company's existing installed infusion pumps, which would result in a loss of the related disposable administration set sales. Even if the Company is one of the selected providers, the Company may be at a disadvantage relative to other selected providers which are able to offer volume discounts based on "bundled" purchases or a broader range of medical equipment and supplies. Further, the Company may be required to commit to pricing which has a material adverse effect on net sales and profit margins. See "-Competition."

      In January 1997, the Company entered into a five-year sole-source supply contract with Premier Purchasing Partners, L.P. ("Premier"), an affiliate of Premier, Inc., the nation's largest healthcare alliance GPO, for tympanic and electronic thermometry instruments and related disposable probe covers. Under this agreement, Premier agreed to purchase 80% of its needs for such products from the Company. In addition, in March 1997, the Company entered into a dual source supply agreement with Premier for the purchase of large volume infusion pumps and associated disposable administration sets. The dual source agreement is for a five year period with a two-year renewal option. Premier had previously signed a seven-year supply contract with Baxter International, Inc. covering a number of hospital supplies, including a dual source award for large volume infusion pumps and disposable administration sets.

      In December 1997, the Company and Tenet Healthcare Corporation entered into a ten-year, sole-source agreement for intravenous infusion pumps and associated IV disposables. In addition, ALARIS Medical is named as one of two approved sources by Tenet for needleless IV tubing sets and components, which are included in the $100 million Tenet expects to spend on IV-related equipment over the term of the contract.

      No single account is material to the business or operations of the Company.

      The Company sells its products through a combined direct sales force consisting of over 200 salespersons and through more than 150 distributors. The Company's domestic marketing efforts are supported by a staff of nurses and pharmacists who consult with customers providing ongoing clinical support in the evaluation, installation and use of the Company's products. The Company believes its sales force in the United States and internationally plays a key role in the effective introduction of new products.

International Operations

      The Company markets products in approximately 120 countries through its direct sales force, affiliates and distributors. The primary markets for the Company's products outside the United States are Western Europe, Canada and Australia. The Company also has a developing position in Asia and Latin America. The principal products sold by the Company outside the United States are large volume and syringe infusion pumps and related disposable administration sets. The Company has manufacturing operations in England and Mexico. The Company has also contracted with a number of foreign manufacturers to provide certain of its sourcing needs. The following table sets forth, on a pro forma basis as if the Merger had occurred at the beginning of each period presented, the approximate amount of sales made to customers in each of the geographic locations set forth below over the last three fiscal years:


                                           1995       1996      1997
                                          ------     ------    ------
                                               (dollars in millions)
      United States.....................  $238.3     $224.6    $227.0
      International.....................   114.4      121.7     132.1
                                          ------     ------    ------
        Total sales.....................  $352.7     $346.3    $359.1

      The Company believes that sales of products to customers outside of the United States represents a significant potential source of growth. As part of its operating strategy, the Company intends to selectively pursue international expansion opportunities, particularly in Europe, Japan, Southeast Asia and Latin America.

      Foreign operations are subject to special risks that can materially affect the sales, profits and cash flows of the Company, including currency exchange rate devaluations and fluctuations, the impact of inflation, exchange controls, labor unrest, political instability, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, potentially adverse tax consequences and other risks. Changes in certain exchange rates could have an adverse effect on the Company's ability to meet interest and principal obligations with respect to its United States dollar-denominated debt and could also have a material adverse effect on the Company.

Manufacturing

      The Company manufactures its products at plants in San Diego, California; Creedmoor, North Carolina; Tijuana, Mexico; and Hampshire, England. The San Diego facilities are the primary manufacturing facilities for infusion pumps and vital signs measurement instruments and also house a service operation for installed infusion pumps and vital signs measurement instruments. The Creedmoor, North Carolina facility houses a portion of the current disposables operations and is a distribution center for North American disposable finished products. Product release from sterilization is done in San Diego,

California and Creedmoor, North Carolina. The Tijuana facilities primarily focus on the manual assembly of disposables, and the England facility focuses on the manufacturing of syringe pumps. Disposable products for international markets are currently supported through a number of foreign manufacturers.

      The Company has designed and implemented an integrated network of quality systems, including control procedures that are planned and executed by technically-trained professionals. These systems result in establishing written specifications for raw materials, packaging, labels, sterilization and overall manufacturing process control. A substantial number of raw materials require certificates of analysis to help ensure that finished products conform to specifications. In addition, the Company regularly tests components and products at various stages of the manufacturing process to ensure compliance with applicable specifications.

      The Company purchases raw materials worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials are generally available and the Company has not experienced any serious shortages or material delays in obtaining these materials. In some situations, the Company has long-term supply contracts, although the Company purchases a significant amount of its requirements of certain raw materials by purchase order. Although the Company is generally not dependent upon any single source of supply, it relies upon a limited number of suppliers for PC boards and other parts which are used in certain of its infusion systems. The loss of any such supplier would result in a temporary interruption in the manufacturing of the Company's products. The Company believes, however, that these materials are available as needed from alternative sources.

      The Company has identified the reduction of production and operating costs as a key component of its operating strategy. As part of this strategy, the Company has reduced overall head count through termination and attrition. The Company continues to focus on the following programs: (i) consolidating supply sources and (ii) design improvements.

Research and Development

      The Company believes that a well-targeted research and development program constitutes an essential part of the Company's activities and is an integral part of its future success. The Company is actively engaged in research and development programs to develop and improve products. These activities are performed in the United States and, to a lesser extent, in the United Kingdom. For the year ended December 31, 1997, the Company expended approximately $16.9 million on in-house research and development. Substantially all of such amount was dedicated to the development of new products.

      The Company intends to focus a significant portion of its research and development efforts on the development of new products. The Company is currently developing several new products and product line extensions.

Patents, Trademarks and Proprietary Rights

      The Company relies heavily on patented and other proprietary technology. The Company believes its issued and pending patents are important to its competitive position. There can be no assurance that patent applications submitted by the Company or its licensors will result in patents being issued or that, if issued, such patents and patents already issued will afford protection against competitors with similar technology. In addition, there can be no assurance that any patents issued to or licensed by the Company will not be infringed or designed around by others, that others will not obtain patents that the Company will need to license or design around, that the Company's products will not inadvertently infringe the patents of others, or that others will not manufacture and distribute similar products upon expiration of such patents. There can also be no assurance that key patents of the Company will not be invalidated or that the Company or its licensors will have adequate funds to finance the high costs of prosecuting or defending patent validity or infringement issues.

      The Company's policy is to secure patent protection for significant inventions. The Company holds approximately 212 unexpired patents in the United States and approximately 385 unexpired patents in foreign countries, principally in Europe, Canada, Japan and Australia. Additional applications are pending or in preparation. Within the next ten years, approximately 122 of the Company's United States patents and approximately 168 of the Company's foreign patents will expire. The Company does not believe that the expiration of any such patents will, individually or in the aggregate, have a material adverse effect on the Company's results of operations, business or financial condition.

      The patent positions of medical device firms, including the Company, are uncertain and involve complex legal and factual questions for which certain legal principles are unresolved. The coverage claimed in a patent application can be significantly reduced before a patent is issued. In addition, patent law has recently been revised to give effect to international accords to which the United States has become a party. Pursuant to such accords, the patent term has been changed from 17 years from date of grant to 20 years from date of filing and certain provisions favoring United States inventors over foreign inventors have been eliminated.

      The United States patent code was recently amended. As a result, certain statutory remedies for patent infringement are no longer available for a medical practitioner's otherwise infringing performance of a medical activity. As defined in the United States patent code, medical activity does not include "the use of a patented machine, manufacture or composition of matter in violation of such patent." The aforesaid amendment does not apply to patents issued before September 30, 1996. Legislation which would have prohibited the issuance of patents directed to surgical and medical procedures did not pass in the 104th Congress and no such legislation presently is pending.

      The Company sells its products under a variety of trademarks, some of which are considered by the Company to be of importance to warrant registration in the United States and various foreign countries in which the Company does business. The Company also relies on trade secrets, unpatented know-how and continuing technological advancement to maintain its competitive position. It is the Company's practice to enter into confidentiality agreements with key technical employees and consultants. There can be no assurance that these measures will prevent the unauthorized disclosure or use of the Company's trade secrets and know-how or that others may not independently develop similar trade secrets or know-how or obtain access to the Company's trade secrets, know-how or proprietary technology. In addition, the Company from time to time seeks copyright protection for the software used in certain of its products.

Competition

      The Company faces substantial competition in all of its markets. Many of the Company's competitors have greater financial, research and development and marketing resources than the Company. Some of the Company's principal competitors are able to offer volume discounts based on "bundled" purchases of a broad range of their medical equipment and supplies. The Company intends to improve its competitive position in this area by seeking acquisitions that will allow or enhance its own "bundles" of devices and instruments. The Company expects the trend toward volume discounts to continue in the future. The Company believes that the competitive factors most important in its markets are quality of products and services, technological innovation and price.

      The primary markets for the Company's products are relatively mature and highly competitive. The Company's success is therefore dependent on the development of new infusion technologies and the development of other markets for its products. The Company's older infusion therapy and thermometry product lines have experienced declining sales and market share recently, primarily due to competitors who offer volume discounts based on "bundled" purchases of a broader range of medical equipment and supplies, as well as to the aging of the Company's core products. The Company's introduction of new products may offset future declines in sales and market share. There can be no assurance, however, that new products will be successfully completed or marketed for sale, will not necessitate upgrades or technical adjustments after market introduction, can be manufactured in sufficient volumes to satisfy demand, or will offset declines in sales and market share experienced with respect to existing products. See "-Products and Services." Moreover, there can be no assurance that the Company's efforts to take advantage of opportunities it perceives in the alternate site and international markets will be successful. In addition, although the pace of technological change in the Company's industry historically has been relatively slow, the Company is unable to predict the pace of such change in the future. There can be no assurance that technological change will not place one or more of the Company's existing or proposed products at a significant competitive disadvantage. Additionally, to the extent the Company does not successfully reposition existing products for sale to different markets, the introduction of new products by the Company will reduce sales of such existing products.

      At December 31, 1996, on a pro forma basis, the Company had a market share of approximately 40% of the installed base of infusion pump channels in the United States. Major competitors in this market include Baxter International, Inc., Abbott Laboratories, Inc. and McGaw, which in the aggregate had a market share of approximately 55% of the installed base of infusion pump channels in the United States at December 31, 1997.

      The European infusion systems market is much more regionalized and fragmented, with a few strong competitors in each regional market. Major competitors encountered in several markets include Graseby, Fresenius and B. Braun Melsungen AG. The Company is among the leaders in a number of Western European markets, with a number one or number two installed base market share in eleven countries and the number three installed base market share in Germany and Italy. The Western European countries in which the Company has a number one or number two installed base market share are France, Denmark, Finland, Norway, Sweden, the United Kingdom, Belgium, the Netherlands, Luxembourg, Spain and Portugal.

      The vital signs measurement products market is fragmented by product type. The Company's key competitor in the United States electronic thermometer market is Diatek and its key competitor in the infrared thermometer market is Sherwood Medical Company.

Government Regulation

      Product Regulation. The research, development, testing, production and marketing of the Company's products are subject to extensive governmental regulation in the United States at the federal, state and local levels, and in certain other countries. Non-compliance with applicable requirements may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical testing or commercial distribution of products, civil penalties or fines and criminal prosecution.

      The FDA regulates the development, production, distribution and promotion of medical devices in the United States. Virtually all of the products being developed, manufactured and sold by the Company in the United States (and products likely to be developed, manufactured or sold in the foreseeable future) are subject to regulation as medical devices by the FDA. Pursuant to the FDC Act, a medical device is classified as a Class I, Class II or Class III device. Class I devices are subject to general controls, including registration, device listing, recordkeeping requirements, labeling requirements, "Quality Systems Regulation" (as defined in FDA Quality System regulations) ("QSR"), prohibitions on adulteration and misbranding, and reporting of certain adverse events ("MDR"). In addition to general controls, Class II devices may be subject to special controls that could include performance standards, postmarket surveillance, patient registries, guidelines, recommendations and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness. New Class III devices must meet the most stringent regulatory requirements and must be approved by the FDA before they can be marketed. Such premarket approval can involve extensive preclinical and clinical testing to prove safety and effectiveness of the devices.

      Virtually all of the Company's products are Class II devices. The Company is not currently developing, manufacturing or distributing any Class III devices, although it may do so in the future. Unless otherwise exempt, all medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure a 510(k) premarket notification clearance ("510(k)") or a Premarket Approval Application ("PMA"). A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent in terms of safety, effectiveness and intended use to another legally marketed medical device that was on the market prior to May 28, 1976 or to a product that has previously received a 510(k) and is lawfully on the market. In general, if a product is not substantially equivalent to such a medical device, and not otherwise exempt, the FDA must first approve a PMA before it can be marketed. An approved PMA indicates that the FDA has determined the product has been proven, through the submission of clinical data and manufacturing and other information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year from submission and requires the submission of significant quantities of clinical data and supporting information. The process of obtaining a 510(k) currently takes, on average, approximately six months from the date of submission. However, the review process for a particular product may be shorter or substantially longer depending upon the circumstances. Moreover, there can be no assurance that a 510(k) will be cleared. The 510(k) must include submission of supporting information, including design details and labeling, and may be required to contain safety and efficacy data. Product modifications intended to be made to a cleared device or new product claims also may require submission and clearance of a new 510(k) application or submission and approval of a PMA, during which time the modified product cannot be distributed in interstate commerce. Although there can be no assurance, the Company believes that its proposed products under development will qualify for the 510(k) procedure.

      As part of its normal course of business, the FDA regularly conducts investigations regarding the safety or efficacy of medical products, including those manufactured by the Company, which may result in the Company's inability to market a particular device or cause the Company to need to generate additional data to support submissions for market clearance. Future products developed by the Company may require FDA clearance through either the 510(k), PMA, new drug approval application procedures or abbreviated new drug approval application procedures. There can be no assurance that marketing clearances or approvals will be obtained on a timely basis or at all. Delays in receiving such clearances or approvals could have a material adverse effect on the Company.

      The FDA also regulates the commencement and conduct of clinical investigations to determine the safety and effectiveness of devices, including investigations of devices not cleared or approved for marketing, and investigations involving new intended uses of previously cleared or approved devices. Clinical investigations are regulated by the FDA under the investigational device exemption ("IDE") regulations. The IDE regulations include significant requirements that must be met, including informed patient consent, criteria for selection of study investigators and monitors, review and approval of research protocols, reporting obligations to the FDA, recordkeeping and prohibitions against commercialization of investigational devices. A sponsor must obtain FDA approval of an IDE before starting the investigation, unless the device is found to be a non-significant risk device by the sponsor and each institutional review board ("IRB") that reviews the study. The FDA, however, has the authority to determine that a study designated as involving a non-significant risk device by the sponsor and IRBs involves a significant risk device and an IDE application must be submitted and approved before the study can resume. In addition, a study of a non-significant risk device must still comply with certain provisions of the IDE regulations, and meet other regulatory requirements. The violation of the IDE regulations can result in a variety of sanctions, such as warning letters, prohibition against additional clinical research, the refusal to accept data and criminal prosecution.

      Devices manufactured by the Company in the United States are exported by the Company to other countries. Such devices, if not approved for sale in the United States, are subject to the FDA export requirements, including restriction on distribution in the United States.

      The Company has received ISO 9000 certification for all of its facilities regarding the quality of its manufacturing systems, a requirement for doing business in EC countries. The Company has been granted approval to affix the CE mark, pursuant to the EC Medical Device Directives, on certain of its products. Approval to affix the CE mark to a product does not necessarily preclude, however, additional restrictions on marketing in any individual country in the EC.

      Certain countries require the Company to obtain clearances for its products prior to marketing the products in those countries. In addition, certain countries impose product specifications, standards or other requirements which differ from or are in addition to those mandated in the United States. The EC and certain other countries are in the process of developing new modes of regulating medical products which may result in lengthening the time required to obtain permission to market new products. These changes could have a material adverse effect on the Company's ability to market its products in such countries and would hinder or delay the successful implementation of the Company's planned international expansion.

      The Company is registered as a medical device manufacturer with the FDA and certain state agencies. These agencies inspect the Company periodically to determine whether the Company is in compliance with the FDC Act and regulations, including regulations relating to MDR reporting, product labeling and promotion, and medical device GMPs governing design, manufacturing, testing, quality control, product packaging and storage practices. The FDA has recently revised the GMP regulations. These revised regulations include new requirements such as design control, which may increase the cost of regulatory compliance for the Company. The MDR regulations promulgated by the FDA require the Company to provide information to the FDA on certain malfunctions, as well as serious injuries or deaths which may have been associated with the use of a product. The EC Medical Device Directives also require reporting of serious injuries or deaths which may be associated with the use of a medical device to the competent authority in the country where the incident occurred.

      A determination that the Company is in material violation of the FDC Act or such FDA regulations could lead to the issuance of warning letters, imposition of civil or criminal sanctions against the Company, its officers and employees, including fines, recalls, repair, replacement or refund to the user of the cost of such products. In addition, if the FDA believes any of the Company's products violate the law and present a potential health hazard, the FDA could seek to detain and seize products, to require the Company to cease distribution and to notify users to stop using the product. The FDA could also seek criminal sanctions or seek to close some or all of the Company's manufacturing facilities. Such actions could also result in an inability of the Company to obtain additional market clearances. Since 1992, the Company has on sixteen occasions removed products from the market that were found not to meet performance standards. None of such recalls materially interfered with the Company's operations and all such affected product lines, except the 599 Series infusion pumps (as noted below), were subsequently returned to the market. One such product recall, a recent voluntary recall related to the Company's Signature Edition infusion pumps, has not yet been terminated or otherwise closed by the FDA and the FDA could take further regulatory action against the Company, including actions such as those described above. The Signature Edition infusion pumps were recalled because of an unacceptable level of malfunction alarms due to less than expected reliability of their pressure monitoring systems. The user of these pumps is notified of such malfunction alarms by both a continuous audible signal and a visual message. The Company has completed the upgrade and replacement, at no charge to its customers, the current pressure monitoring system contained in certain of the infusion pumps included within the Signature Edition product line. This recall was completed at the end of the second quarter of 1997. In addition, a voluntary recall of approximately 645 Gemini PC-1 infusion pumps (limited to distribution outside the United States) was initiated by the Company in June 1996. At this time, the Company has completed required modifications.

      In the first quarter of 1998 the Company will initiate a voluntary field correction of approximately 50,000 of its Gemini model PC-1 and PC-2 infusion pumps because failure of specific electrical components on the power regulator printed circuit board may result in improper regulation of the battery charge voltage, which can cause the battery to overheat. Such overheating could result in product failure and discharge of hydrogen gas which may accumulate within the instrument's case. As an interim measure, the Company has advised its customers of simple precautions that can be taken to minimize the potential for an adverse incident pending completion of the field correction. The Company is not aware of any injuries sustained in known battery overcharging incidents.

      As a result, the Company recorded a charge of $2.5 million to cost of sales during the first quarter of 1997. Based on management's current understanding of these incidents, the Company believes it has adequately accrued for this matter. However, since the Company's analysis of this matter is preliminary, there can be no assurances that it can be resolved for an amount consistent with management's estimated cost.

      In addition, the Company has initiated a voluntary safety alert of its 599 Series infusion pumps, which it discontinued selling in March 1997. This safety alert advises customers to inspect and, if necessary, make an adjustment to the infusion pump in order to prevent misloading of disposable administration sets. The Company has initiated a product recall of certain MS III disposable administration sets affecting 44,000 units. This recall advises the user to return the affected product for replacement. The sets were recalled due to a low level assembly defect which could result in reverse flow.

      The Company's manufacturing facilities in San Diego have been licensed by the State of California Department of Health Services, Food and Drug Branch, under the applicable GMP and other regulations.

      Anti-Remuneration Laws. The sale of the Company's products is subject to the illegal remuneration/"anti-kickback" provisions of the Social Security Act of 1935, as amended (the "Social Security Act"), which prohibits knowingly and willfully the offering, receiving or paying of any remuneration, whether directly or indirectly, in return for inducing the purchase of items or services, or patient referrals to providers of services, for which payment may be made in whole or in part by Medicare, Medicaid or similar state programs. Violations of the statute are punishable by civil and criminal penalties and exclusion of the provider from future participation in the Medicare and Medicaid programs. The Social Security Act contains exceptions to these prohibitions for, among other things, properly reported discounts and payment of certain administrative fees to GPOs. Because of the breadth of the statutory prohibitions, the lack of court decisions or other authority addressing the types of arrangements that are permissible under the law and the narrowness of statutory exceptions, the Secretary of Health and Human Services published regulations creating "safe harbors" identifying certain practices that will not be treated as violating the "anti-kickback" provisions of the Social Security Act. While failure to satisfy all of the criteria for a safe harbor does not necessarily mean that an arrangement is unlawful, engaging in a business practice for which there is a safe harbor may be regarded as suspect if the practice fails to meet each of the prescribed criteria of the appropriate safe harbor. The enumerated safe harbors include safe harbors which implement, and further refine, the statutory exceptions for discounts and payments to GPOs. Because the Company sells some of its products to customers at prices below list price and in various combinations, the Company is engaged in giving discounts within the meaning of the Social Security Act. The regulations require sellers to fully and accurately report all discounts and inform buyers of their obligations to report such discounts. The Company also pays administrative fees to certain purchasing agents within the meaning of the Social Security Act. In order to qualify for the GPO safe harbor, certain requirements must be met including disclosure of the existence of the GPO fee arrangement to GPO members and that members are neither wholly owned by the

GPO nor subsidiaries of a parent corporation that wholly owns the GPO. Certain of the Company's discounts and arrangements with purchasing agents may not meet all the requirements of the appropriate safe harbors.

      Several states also have statutes or regulations prohibiting financial relationships with referral sources that are not limited to services for which Medicare, Medicaid or other state health care program payment may be made. A finding of non-compliance with these anti-remuneration laws by federal or state regulatory officials, including non-compliance with appropriate safe harbors, could have a material adverse effect on the Company.

      Coverage and Reimbursement. The Company's products are purchased or leased by health care providers or suppliers which submit claims for reimbursement for such products to third-party payors such as Medicare, Medicaid and private health insurers. Although the Company has no knowledge that third-party payors will adopt measures that would limit coverage of, or reimbursement for, its products, any such measures that were applied to the Company's products could have a material adverse effect on the Company.

      Health Care Reform. Because the cost of health care delivery has been steadily rising and because the cost of a significant portion of medical care in the United States and other countries is typically funded by governmental insurance programs, there have been a number of government initiatives to reduce health care costs. Congress and various state legislatures currently are proposing changes in law and regulation that could effect major restructuring of the health care industry. Although many of these proposals may seek to maintain or expand access to health care services, the common objective of the proposed legislation is to achieve cost containment in the health care sector. Changes in governmental support of health care services, the methods by which such services are delivered, the prices for such services or the regulations governing such services or mandated benefits may all have a material adverse effect on the Company. Even if the ultimate impact of any such changes on net sales is positive, no assurance can be given that the costs of complying with possible new requirements would not have a negative impact on the Company's future earnings. No assurance can be given that any such legislation will not have a material adverse effect on the Company.

      Environmental Matters. The Company is subject to regulation by OSHA, the Environmental Protection Agency and their state and local counterparts, and under extensive and changing foreign, federal, state and local environmental standards, including those governing the handling and disposal of solid and hazardous wastes, discharges to the air and water, and the remediation of contamination associated with releases of hazardous substances. Such standards are imposed by, among other statutes, the Toxic Substances Control Act, the Clean Air Act, the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Although there can be no assurances, the Company believes that it is currently in material compliance with current environmental standards. Nevertheless, the Company uses hazardous substances in its day-to-day operations and, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

      The Company has made, and will continue to make, expenditures to comply with current and future environmental standards. Although no material capital or operating expenditures relating to environmental controls are anticipated, there can be no assurance that changes in, additions to or differing interpretations of, statutory and regulatory requirements will not require material expenditures in the future.

      The Company is subject to liability under CERCLA and analogous state laws for the investigation and remediation of environmental contamination at properties owned and/or operated by it and at off-site locations where it has arranged for the disposal of hazardous substances. Courts have determined that liability under CERCLA is, in most cases, joint and several, meaning that any responsible party could be held liable for all costs necessary for investigating and remediating a release or threatened release of hazardous substances. As a practical matter, liability at most CERCLA (and similar) sites is shared among all the solvent "potentially responsible parties" ("PRPs"). The most relevant factors in determining the probable liability of a party at a CERCLA site usually are the cost of the investigation and remediation, the relative amount of hazardous substances contributed by the party to the site and the number of solvent PRPs.

      The Company is currently involved in two such matters; one, at the Seaboard Chemical site in Jamestown, North Carolina, and another at the Caldwell Systems, Inc., site in Lenoir, North Carolina. In relation to the Seaboard Chemical site, the Company has entered into a de micromis administrative order on consent with the North Carolina Department of Environment, Health and Natural Resources and a group of PRPs, settling its liability for past and future response costs associated with the site. Under the consent order, the Company receives a release from further liability associated with the site, a covenant not to sue by the other PRPs entering into the consent order, and protection under CERCLA against contribution actions for matters addressed by the consent order. Protection from further liability is conditioned on the absence of information indicating that the Company disposed of a greater quantity of hazardous substances at the site than currently known. Although there can be no assurance that such further information does not exist, the Company believes the amount of its liability at this site will be de minimis.

      In relation to the Caldwell Systems site, the Company has agreed to enter into a de micromis administrative order on consent with the US Environmental Protection Agency (US EPA) and a group of PRPs, settling its potential liability for past and future response costs associated with the site. Under the consent order, the Company will receive a covenant not to sue by the US EPA and by other PRPs entering into the consent order, and protection under CERCLA against contribution actions for matters addressed by the consent order.

      In 1997, the Company received a Notice of Intent to Sue from a citizen's group which claimed that the Company had violated California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65") in the warning it provided with respect to DEHP, a plasticizer used in certain of the Company's IV sets. Proposition 65 requires, among other things, that warnings be given in connection with the exposure of consumers to products containing certain listed substances. The Company entered into a settlement agreement, pursuant to which the Company received a release and covenant not to sue from the group.

Employees

      As of February 28, 1998, the Company employed 2,588 people including 1,018 in the United States.

      ALARIS Medical's operations are supported by persons employed by ALARIS Medical Systems and its subsidiaries. The Company's principal executive offices are located at 10221 Wateridge Circle, San Diego, California 92121.

ITEM 2. PROPERTIES

      The Company has long-term leases on substantially all of its major facilities. The Company maintains its primary instrument manufacturing facilities in San Diego, California and Hampshire, England. Disposable administration set manufacturing facilities are located in Creedmoor, North Carolina and Tijuana, Mexico. The disposable manufacturing facility in Creedmoor, North Carolina is owned by the Company. The disposable manufacturing facilities in Tijuana, Mexico are maintained under one year lease agreements.

      The Company's principal international sales offices are maintained under long-term leases in England, Germany, Spain, France, Sweden, Belgium, The Netherlands, Italy, Canada and Australia.

      The Company's principal offices are located in San Diego, California and its international headquarters are located in Hampshire, England. These facilities are maintained under long-term lease arrangements.

ITEM 3. LEGAL PROCEEDINGS

      The Company is a defendant in a lawsuit filed in June 1996 by Sherwood Medical Company ("Sherwood") against IVAC. The lawsuit, which is pending in the United States District Court for the Southern District of California, alleges infringement of two Sherwood patents by reason of certain activities including the sale by IVAC of disposable probe covers for use with infrared tympanic thermometers. The lawsuit seeks injunctive relief, treble damages and the recovery of costs and attorney fees. The discovery phase of the lawsuit has recently commenced. The Company is currently unable to quantify its exposure in the lawsuit. The Company believes it has sufficient defenses to all claims by Sherwood, including the defenses of noninfringement and invalidity. However, there can be no assurance that the Company will successfully defend all claims made by Sherwood and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, business and financial condition.

      The Company is a defendant in a qui tam lawsuit filed by a former IMED employee in the United States District Court for the Northern District of Illinois. On November 15, 1996, an amended complaint was filed which alleges fraud in the inducement, breach of employment contract, common law fraud and violations of the Federal False Claims Act and Medicare Fraud and Abuse Act. To date, the United States has declined to intervene in this action. The Company believes it has sufficient defenses to all claims by the plaintiff. However, there can be no assurance that the Company will successfully defend all claims made in this lawsuit and the failure of the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

      The Company is also involved in a number of legal proceedings arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's operations, business or financial condition. The Company maintains insurance coverage against claims in an amount which it believes to be adequate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER
        MATTERS

      ALARIS Medical Systems is a wholly-owned subsidiary of ALARIS Medical. There is no established public trading market for ALARIS Medical Systems' common stock. In addition, the Company's bank credit facility limits ALARIS Medical System's ability to declare and pay dividends and to make other distributions and payments to ALARIS Medical. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected historical consolidated financial data of ALARIS Medical Systems at December 31, 1993, 1994, 1995, 1996 and 1997, and for the years then ended, have been derived from ALARIS Medical Systems' annual financial statements including the consolidated balance sheet at December 31, 1996 and 1997 and the related consolidated statement of operations for the three-year period ended December 31, 1997 and notes thereto which appear elsewhere herein.


                                                          Year Ended December 31,
                                        -----------------------------------------------------
                                           1993       1994       1995       1996       1997
                                        ---------  ----------  ---------  --------   --------
                                                      (Dollar amounts in thousands)
Statement of Operations Data:
   Sales..............................  $ 119,858   $ 112,122  $ 112,551  $ 136,371  $ 359,077
   Cost of sales......................     72,197      65,641     63,270     78,642    188,340
                                        ---------   ---------  ---------  ---------  ---------
   Gross margin.......................     47,661      46,481     49,281     57,729    170,737
   Selling and marketing expense......     18,882      16,850     16,567     22,273     65,797
   General and administrative expense.     10,409       8,726      8,893     13,434     37,510
   Research and development expense...      8,630       6,345      7,386      8,854     16,876
   Purchased in-process research
    and development (1)...............          -           -          -     44,000          -
   Restructuring, integration, and
    other non-recurring charges (1)...      8,442           -          -     15,277     19,767
                                        ---------   ---------  ---------  ---------  ---------
   Total operating expenses (1).......    (46,363)    (31,921)   (32,846)  (103,838)  (139,950)
   Lease interest income (2)..........      2,627       2,449      2,333       2,501     4,559
                                        ---------   ---------  ---------  ---------  ---------
   Income (loss) from operations......      3,925      17,009     18,768     (43,608)   35,346
   Interest income....................         33          12         28         184       433
   Interest expense...................     (4,159)     (2,805)    (2,052)     (6,303)  (43,123)
   Other (expense) income, net........       (176)       (261)      (379)        323    (1,584)
                                        ---------   ---------  ---------  ---------  ---------
   (Loss) income before income taxes
    and cumulative effect of change
    in accounting principle...........       (377)     13,955     16,365     (49,404)   (8,928)
   Provision (benefit) for income
    taxes.............................      1,863       8,310      8,099       1,270    (1,900)
   (Loss) income before cumulative
    effect of change in accounting
    principle.........................     (2,240)      5,645      8,266     (50,674)   (7,028)

   Cumulative effect of change in
    accounting principle (3)..........        768           -          -           -         -
                                        ---------   ---------  ---------  ---------  ---------
   Net (loss) income..................  $  (1,472)  $   5,645  $   8,266  $  (50,674)  $(7,028)
                                        ---------   ---------  ---------  ---------  ---------
                                        ---------   ---------  ---------  ---------  ---------


                                                          Year Ended December 31,
                                        -----------------------------------------------------
                                           1993       1994       1995       1996       1997
                                        ---------  ----------  ---------  --------   --------
                                                             (in thousands)
Balance Sheet Data:
   Cash...............................  $     981   $  1,124    $    436  $  9,148   $  6,918
   Working (deficit) capital..........       (310)    30,189      25,753    84,469     85,084
   Total assets.......................    130,602    122,983     122,597   586,141    563,106
   Short-term debt (4)................     16,690          -           -         -     14,559
   Long-term debt (4).................     19,017     19,647      11,353   423,941    415,419
   Stockholder's equity...............     28,514     32,929      32,477    50,021     38,947

Adjusted EBITDA (5)...................  $  20,720   $ 23,715    $ 25,310  $ 29,023   $ 90,948
Inventory purchase price
   allocation adjustment (6)..........          -          -           -    (4,014)    (1,607)
Restructuring, integration and
   other non-recurring charges........     (8,442)         -           -   (15,277)   (19,767)
Purchased in-process research
   and development....................          -          -           -   (44,000)         -
Depreciation and amortization (7).....     (8,353)    (6,706)     (6,542)   (9,340)   (34,228)
Interest income.......................         33         12          28       184        433
Interest expense......................     (4,159)    (2,805)     (2,052)   (6,303)   (43,123)
Other, net............................       (176)      (261)       (379)      323     (1,584)
(Provision) benefit for income taxes..     (1,863)    (8,310)     (8,099)   (1,270)     1,900
Cumulative effect of change in
   accounting principle...............        768          -           -         -          -
                                        ---------  ----------  ---------  --------   --------
Net (loss) income.....................   $ (1,472)   $ 5,645    $  8,266  $(50,674)  $ (7,028)
                                        ---------  ----------  ---------  --------   --------
                                        ---------  ----------  ---------  --------   --------

________________________________
(1) In 1993 and 1996 ALARIS Medical Systems restructured its operations. During 1997, the Company incurred significant non-recurring integration and other non-recurring expense resulting from the Merger. Operating expenses for the years ended December 31, 1993, 1996 and 1997 include restructuring, integration and other non-recurring charges of $8,442, $15,277 and $19,767, respectively. Additionally, in 1996, the Company recorded $44,000 of purchased in-process research and development in connection with the Merger.

(2) Lease interest income consists of interest income associated with contracts or agreements pursuant to which a third party acquires infusion pumps under sales-type leases.

(3) Reflects the adoption on January 1, 1993 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

(4) In connection with the Merger, the Company entered into a $250,000 credit facility and also issued $200,000 of 9 3/4% senior subordinated notes due 2006.

(5) Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. ALARIS Medical Systems has included information concerning Adjusted EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as ALARIS Medical Systems believes that the inclusion of these items would not be helpful to an investor's understanding of ALARIS Medical Systems' ability to service debt. ALARIS Medical Systems' computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(6) Amount represents that portion of the purchase accounting adjustments made to adjust the acquired IVAC inventory to its estimated fair value on the Merger date which was charged to cost of sales during December 1996 and the first quarter of 1997.

(7) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense of $314, $263, $248, $1,113 and $3,012 for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the Consolidated Financial Statements of ALARIS Medical Systems, Inc. and the related notes thereto included elsewhere in this Annual Report.

Overview

      As a result of the Merger on November 26, 1996, the operating results reported for the year ended December 31, 1997 are not comparable to 1995 or 1996. The 1995 operating results and cash flows represent those of IMED. The 1996 operating results and cash flows include those of IVAC from November 27, 1996 through December 31, 1996.

      The Company sells and services infusion systems primarily in the United States, Western Europe, Canada, Australia, Latin America and the Middle East. The Company generates revenues from the sale and/or lease of infusion pumps and sales of associated proprietary disposable administration sets. Additionally, as a result of the Merger, the Company now generates revenue from the sale of patient monitoring products.

      In recent years, the Company's results of operations have been affected by the cost containment pressures applicable to health care providers. In particular, in order to reduce costs, certain hospitals have adopted a protocol increasing the maximum time between disposable administration set changes from every 24 hours to as much as every 72 hours. Notwithstanding this change in protocol, unit sales volume of the Company's disposable administration sets increased in every year since 1993, primarily as a result of the growth in its installed base of infusion pumps. However, uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of products and compression on gross margins. The U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical products. The Company's profitability is affected by the increasing use of Group Purchasing Organizations ("GPOs") which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which police compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. The Company expects that such GPOs will become increasingly more common and may have an adverse effect on the Company's future profitability. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery would affect the Company's future results of operations. Although the final form of any such legislation is not known, it is likely that any such legislation may impose limits on the number and type of medical procedures which may be performed and may restrict a provider's ability to select specific devices or products for use in administering care which, in turn, could adversely impact demand and/or pricing for the Company's infusion systems. It is impossible to predict the extent to which the Company may be affected by any such change in legislation.

Results of Operations

      The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales, as well as pro forma year ended 1996 operating results in thousands of dollars. The pro forma data is based on the historical operating results of ALARIS Medical Systems, adjusted to give effect to the Merger as if it occurred on January 1, 1996. The data excludes non-recurring charges related to the Merger, as well as the operating results of River Medical, Inc., a subsidiary of IVAC which was divested prior to the consummation of the Merger.

      The pro forma financial data is not necessarily indicative of the Company's results of operations that might have occurred had such transactions been completed at the beginning of the period specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.


                                                           Year Ended December 31,
                                       -----------------------------------------------------------
                                   As reported  As reported    Pro forma    Pro forma  As reported
                                      1995         1996          1996          1996       1997
                                   -----------  -----------    ---------    ---------  -----------
                                  (% of sales)  (% of sales) (in thousands)       (% of sales)

Sales..............................  100.0%         100.0%      $346,348      100.0%       100%
Cost of sales......................   56.2           57.7        184,768       53.3         52.5
                                     -----          -----       --------      -----        -----
Gross margin.......................   43.8           42.3        161,580       46.7         47.5

Selling and marketing expenses.....   14.7           16.3         65,385       18.9         18.3
General and administrative
 expenses..........................    7.9            9.8         38,215       11.0         10.4
Research and development expenses..    6.6            6.5         18,142        5.2          4.7
Purchased in-process research and
 development.......................      -           32.3              -          -            -
Restructuring, integration and other
 non-recurring charges.............      -           11.2              -          -          5.5
Lease interest income..............    2.1            1.8          4,601       1.2           1.2
                                     -----          -----       --------      -----        -----
Income (loss) from operations......   16.7          (32.0)        44,439      12.8           9.8
Interest income....................      -             .1            233        .1            .1
Interest expense...................   (1.8)          (4.6)       (40,384)    (11.6)        (12.0)
Other, net.........................    (.4)            .3            110         -           (.4)
                                     -----          -----       --------      -----        -----
Income (loss) before income taxes..   14.5          (36.2)         4,398       1.3          (2.5)
Provision for (benefit from)
 income taxes......................    7.2             .9          4,100       1.2           (.5)
                                     -----          -----       --------      -----        -----
Net income (loss)..................    7.3%         (37.1%)     $    298        .1%         (2.0%)
                                     -----          -----       --------      -----        -----
                                     -----          -----       --------      -----        -----
Other Data:
   Adjusted EBITDA.................   22.5%          21.3%      $ 77,675      22.4%         25.3%

      The following table summarizes sales to customers located in the United States and international locations:


                                                      Year ended December 31,
                                       ---------------------------------------------------
                                       As reported   As reported   Pro forma   As reported
                                          1995           1996         1996         1997
                                       -----------   -----------   ---------   -----------
                                                              (in millions)
U.S. sales...........................    $  92.2       $ 100.2      $ 224.6      $ 227.0
International sales..................       20.4          36.2        121.7        132.1
                                         -------       -------      -------      -------
   Total sales.......................    $ 112.6       $ 136.4      $ 346.3      $ 359.1
                                         -------       -------      -------      -------
                                         -------       -------      -------      -------

Year ended December 31, 1997 Compared to Year Ended December 31, 1996

      Sales. Sales increased $222.7 million during 1997 as compared to 1996 due to the Merger. On a pro forma basis, sales increased $12.7 million, or 3.7%, during 1997 as compared to 1996. United States sales increased $2.4 million, or 1.1%, on a pro forma basis while international sales increased $10.4 million, or 8.5%, on a pro forma basis. The increase in international sales is primarily due to an increase in volume of drug infusion instruments and disposable administration sets as well as the August 1996 repurchase of IMED product European distribution rights from Pharmacia & Upjohn, Inc. which has resulted in higher average selling prices for these products in 1997. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1997 as compared to the actual foreign currency exchange rates in effect during 1996, translation of 1997 international sales were adversely impacted by $7.1 million. The increase in U.S. sales in 1997 as compared to 1996, on a pro forma basis, is primarily due to an increase in drug infusion disposable administration set revenue. Such increase is due to an increase in volume of the Company's SmartSite Needle-Free System administration sets.

      Gross Margin. The gross margin percentage increased from 42.3% in 1996 to 47.5% in 1997 primarily due to supplier price concessions resulting from the Merger and favorable international margins due in part to the repurchase of European distribution rights from Pharmacia & Upjohn, Inc. These were partially offset by increased amortization expense resulting from the IVAC purchase price allocated to certain intangible assets, $1.6 million of non-recurring purchase accounting inventory adjustments, as well as $2.5 million related to a voluntary field correction of certain Gemini PC-1 and PC-2 infusion pumps charged to cost of sales during 1997. The pro forma gross margin percentage for 1996 was 46.7% compared to 48.7% for 1997, exclusive of the purchase accounting inventory adjustment and product field correction charges.

      Selling and Marketing Expense. Selling and marketing expense increased $43.5 million during 1997 primarily due to the Merger. On a pro forma basis, selling and marketing expense increased approximately $0.4 million, or 0.6%, during 1997. As a percentage of sales, on a pro forma basis, selling and marketing expense decreased from 18.9% in 1996 to 18.3% in 1997. Domestic expense decreased by $2.3 million, or 5.6%, from 1996 due to Merger-related synergies. The decrease in domestic selling and marketing expense was more than offset by increased international expenses of $2.7 million, or 10.9%, due to increased international sales and associated increase in European direct operations.

      General and Administrative Expense. General and administrative expense increased $24.1 million during 1997 primarily due to the Merger. On a pro forma basis, general and administrative expense decreased by $0.7 million, or 1.8%, during 1997. As a percentage of sales, on a pro forma basis, general and administrative expense decreased from 11.0% for 1996 to 10.4% for 1997 due to an increase in sales, as well as Merger-related synergies, including lower labor and facilities expenses. International expenses increased by $0.6 million, or 9.1% as a result of an increase in the investment in direct operations in Europe.

      Research and Development Expense. Research and development expense increased approximately $8.0 million during 1997 primarily due to the Merger. On a pro forma basis, research and development expense decreased from $18.1 million, or 5.2% of sales, for 1996 to $16.9 million, or 4.7% of sales for 1997, primarily due to synergies realized in the Merger and realignment and prioritization of research and development projects.

      Purchased In-process Research and Development. In connection with the Merger, the assets and liabilities of IVAC were adjusted to their estimated fair values. As a result of this process, the Company incurred a one-time $44.0 million write-off during 1996 related to the value assigned to the acquired in-process research and development of IVAC projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects. The Company has continued to invest in the development necessary to obtain technological feasibility of these projects. The project, which represents the most significant portion of the acquired in-process research and development charge, is an improved cost effective and technologically advanced electronic thermometer.

      Restructuring, Integration and Other Non-recurring Charges. The Company incurred $19.8 million in integration costs and other non-recurring expense during 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The 1997 expense consists primarily of information systems conversion costs of $4.8 million, the write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate site infusion pump of $4.5 million, maquiladora contract dispute settlement and related costs of $4.1 million (see Note 10 to the Consolidated Financial Statements), the write-off of drug infusion instrument tooling associated with the redesign effort on a product in development of $1.7 million, facilities moving expenses and Company name change costs of $1.6 million, management consulting fees of $1.4 million, severance of $.2 million and other integration costs of $1.5 million. The Company has reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and stockholder return. That review resulted in the termination of the aforesaid product distribution and license agreement. The $4.5 million charge related to such termination includes a $4.3 million non-cash charge representing the intangible asset that had been recorded associated with such agreement.

      Lease Interest Income. Lease interest income during both periods consists of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases. Lease interest income increased $2.1 million or 82.3% for 1997 as compared to 1996 primarily due to the Merger. On a pro forma basis, lease interest income decreased approximately 0.9% from 1996 to 1997.

      Income (Loss) from Operations. Income from operations increased $79.0 million during 1997 primarily due to the 1996 operating results including significant non-recurring purchase accounting charges. Additionally, due to the Merger being completed on November 26, 1996, the 1996 operating results include only one month of operating profit from the acquired business while 1997 includes a full year of profit contribution. This increase was partially offset by expenses related to the field correction on the Gemini pumps in the first quarter and the maquiladora business interruption in the second quarter. On a pro forma basis, operating income decreased $9.1 million from $44.4 million in 1996 to $35.3 million in 1997 primarily due to the $19.8 million of integration costs discussed above, offset by a $9.2 million improvement in gross profit.

      Adjusted EBITDA. Adjusted EBITDA increased $61.9 million during 1997 primarily due to the Merger. On a pro forma basis, as a percentage of sales, Adjusted EBITDA increased from 22.4%, or $77.7 million, for 1996 to 25.3%, or $90.9 million, for 1997 due to the reasons discussed above. Excluding the $2.5 million charge to cost of sales during the first quarter of 1997, Adjusted EBITDA would have increased to $93.4 million, an increase of $15.8 million or approximately 20.3%, as compared to pro forma 1996. Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, restructuring charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

      Interest Expense. Interest expense increased $36.8 million during 1997 primarily due to the Merger. In addition to interest on approximately $404.0 million of borrowings to finance the Merger and related debt refinancings, higher interest expense was incurred in 1997 due to IMED's $11.0 million purchase of the European distribution rights for IMED products in August 1996. This increase in interest expense was offset by reductions in interest on $37.5 million of ALARIS Medical convertible debt which was converted to common stock in connection with the Merger, as well as the redemption of $21.9 million of ALARIS Medical 15% subordinated debentures in December 1996. On a pro forma basis, interest expense increased $2.7 million due to additional borrowings under the Company's revolving credit facility (see Liquidity and Capital Resources). The additional borrowings were used to pay for restructuring and integration costs associated with the Merger.

      Other (Expense) Income. Other income decreased $1.9 million during 1997 as compared to 1996, partially due to a foreign exchange loss of approximately $1.0 million during 1997 as compared to foreign exchange gain of approximately $.5 million during 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

      Sales. Sales increased approximately $23.8 million or 21.2% due to the inclusion of IVAC's sales for December 1996. Excluding IVAC sales, total IMED only sales increased approximately $0.4 million during 1996 as compared to 1995. United States sales decreased approximately $4.5 million or 4.9% during 1996 as compared to 1995. Within the United States infusion therapy business, sales decreased for 1996, as compared to 1995, primarily due to (i) a decrease of $2.4 million related to the volume of infusion pump shipments primarily attributable to several large transactions during 1995 and (ii) a decline of $1.9 million related to reduced average selling price of IMED's infusion pumps and disposable administration sets, offset in part by an increase of $.2 million related to volume of disposable administration set sales. Sales to customers located outside of the United States increased $5.0 million, or 24.5%, from $20.4 million for 1995 to $25.4 million for 1996 primarily as a result of increased instrument and disposable administration set pricing of approximately $3.5 million primarily resulting from the repurchase of the IMED product European distribution rights from Pharmacia & Upjohn, Inc. in August 1996. This resulted in the Company realizing higher sales prices than when the products were sold directly to Pharmacia & Upjohn, Inc. Related to the Pharmacia & Upjohn, Inc. repurchase, IMED established IMED Ltd., a wholly-owned subsidiary, to distribute its products throughout Europe. As a result, the consolidated 1996 operating results include approximately $2.3 million of start-up and operating expenses which were not present in prior years. Additionally, sales to customers outside the United States increased approximately $1.6 million related to higher volume of disposable administration sets resulting from IMED's growing installed base in Canada, Australia, Latin America and the Far East.

      Gross Margin. Gross margin increased $8.4 million or 17.1% from 1995 to 1996 primarily due to the Merger. Additionally, 1996 gross margin was reduced by $4.0 million due to that portion of the purchase accounting adjustments made to adjust the acquired IVAC inventory to its estimated fair value on the Merger date which was charged to cost of sales during December 1996. Excluding the Merger, IMED only gross margin increased $1.4 million from $49.3 million for 1995 to $50.7 million for 1996 due primarily to the decrease in cost of sales discussed below. Despite the decline in average selling prices of infusion pumps and disposable administration sets discussed above, IMED only gross margin, as a percentage of IMED only sales, increased from 43.8% for 1995 to 44.8% for 1996 primarily as a result of reductions in the manufacturing cost of disposable administration sets caused by (i) increased outsourcing of molded parts and components; (ii) negotiated price reductions from suppliers; and (iii) the favorable effects of increased manufacturing volume. Gross margin also increased for 1996, compared to 1995, as a result of lower unit cost for inventory at December 31, 1995 that were sold during 1996 compared to the unit cost for inventory at December 31, 1994 that were sold during 1995.

      Selling and Marketing. Selling and marketing expense increased $5.7 million or 34.4% during 1996 as compared to 1995 primarily due to the Merger. Exclusive of the Merger, as a percentage of IMED only sales, selling and marketing expense increased from 14.7% for 1995 to 15.9% for 1996. IMED only selling and marketing expense increased from $16.6 million for 1995 to $18.0 million for 1996 primarily due to the recognition of selling and marketing expense by IMED Ltd. in 1996 as a result of IMED's repurchase of the European distribution rights for IMED products from Pharmacia & Upjohn, Inc. Also contributing to this increase were compensation and relocation expenses for selling and marketing management personnel hired during 1996.

      General and Administrative. General and administrative expense increased $4.5 million or 51.1% during 1996 as compared to 1995 primarily due to the Merger. Exclusive of the Merger, general and administrative expense increased from $8.9 million for 1995 to $10.7 million for 1996 as a result of recruitment and relocation expenses of development personnel and increased management compensation. General and administrative expense also increased for 1996, compared to 1995, due to the recognition of general and administrative expenses by IMED Ltd. in 1996. As a percentage of IMED only sales, IMED only general and administrative expense increased from 7.9% for 1995 to 9.5% for 1996 primarily as a result of the increase in general and administrative expenses discussed above.

      Research and Development. Research and development expense increased $1.5 million or 19.9% during 1996 as compared to 1995 primarily due to the Merger. IMED only research and development expense increased from $7.4 million for 1995 to $7.8 million for 1996 primarily as a result of the timing of certain expenses associated with the development of a new modular infusion system. Due to the increase in IMED only research and development costs, research and development expense, as a percentage of sales, increased from 6.6% for 1995 to 6.9% for 1996.

      Purchased Research and Development. In connection with the Merger, the assets and liabilities of IVAC were adjusted to their estimated fair values. As a result of this process, the Company incurred a one-time $44.0 million write-off during 1996 related to the value assigned to the acquired in-process research and development of IVAC projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects. The Company has continued to invest in the development necessary to obtain technological feasibility of these projects. The project, which represents the most significant portion of the acquired in-process research and development charge, is an improved cost effective and technologically advanced electronic thermometer.

      Restructuring, Integration and Other Non-recurring Costs. In connection with the Merger, management performed an extensive review of the operating activities of both IMED and IVAC in order to reduce costs and maximize synergies. Management identified duplicative costs to eliminate and developed and implemented plans to consolidate and integrate the companies' operations including product strategies, manufacturing, service centers, research and development, marketing and other administrative functions. As a result, the Company recorded a non-recurring charge related to the implementation of these plans in the amount of $15.3 million in 1996. The charge includes $10.6 million of restructuring expense with the following significant components: severance and benefits - $4.4 million, cost to vacate facilities - $3.4 million, write-off unused furniture, fixtures and equipment - $1.5 million, distributor termination costs - $0.8 million and $0.5 million of miscellaneous other restructuring charges. Integration costs of $4.7 million were also included in the 1996 charge and relate primarily to consulting services and employee sign-on bonuses incurred in connection with forming the new combined company.

      Estimated dealer termination costs, as well as severance and benefits costs related to the acquired company's personnel in the amount of $2.8 million were also accrued at the acquisition date. In accordance with generally accepted accounting principles, such items effectively increased the amount of goodwill recorded in connection with the Merger and were not included in the $15.3 million restructuring and integration expense included in the Consolidated Statement of Operations for the year ended December 31, 1996. At December 31, 1996, the Company had approximately $15.1 million accrued related to restructuring costs, primarily all of which was paid during 1997.

      As a result of the Merger, approximately 225 employees from all functional areas were given notice of termination in December 1996. Approximately 125 of such terminations were effective December 31, 1996 while the additional 100 employees were phased-out during the first half of 1997.

      Due to excess capacity at the manufacturing facilities of both companies, the Company consolidated IMED's instrument manufacturing operations into the existing IVAC facility. This consolidation was completed in December 1996. In addition, as a result of the employee terminations described above, management decided to consolidate the headquarters of IMED into IVAC's existing headquarters. This consolidation was substantially completed during the first quarter of 1997.

      Lease Interest Income. Lease interest income during both periods consists of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases. Lease interest income increased $0.2 million or 7.2% for 1996 as compared to 1995 primarily due to the Merger.

      Income (Loss) from Operations. Income from operations decreased from $18.8 million for 1995 to a loss of $43.6 million for 1996 primarily due to the Merger and resulting purchase accounting adjustments which more than offset the IVAC only operating income generated in December 1996. Excluding the impact of the Merger on the 1996 operating results, consolidated ALARIS Medical operating income decreased $2.3 million or 12.1% from $18.8 million in 1995 to $16.5 million in 1996 due to the reasons discussed above.

      Adjusted EBITDA. For the reasons discussed above excluding the impact of the Merger, as a percentage of sales, Adjusted EBITDA decreased from 22.5%, or $25.3 million, for 1995 to 21.3%, or $29.0 million, for 1996.
Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, restructuring charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

      Interest Expense. Interest expense increased $4.3 million from $2.1 million during 1995 to $6.3 million during 1996. The increase in interest expense was due to the increase in debt obtained to finance the Merger. Also contributing to the increase was the interest on approximately $11.0 million of borrowings made by IMED in August 1996 related to the repurchase of the European distribution rights for IMED products.

Liquidity and Capital Resources

      The Company expects to continue to meet its liquidity needs, including capital expenditure requirements with cash flow from operations and borrowings under the credit facility. In addition to operating expenses, the Company's primary future use of funds will be to fund capital expenditures and strategic acquisitions and to pay debt service on outstanding indebtedness. Additionally, the Company's credit facility permits it to transfer to ALARIS Medical up to $1.5 million annually to fund ALARIS Medical's operating expenses and additional amounts sufficient to meet annual interest expense requirements of approximately $1.2 million.

      During 1997, the Company made cash payments of approximately $12.2 million related to merger and integration costs accrued at December 31, 1996, as well as payments of approximately $13.8 million for integration costs expensed during 1997.

      At December 31, 1997, the Company's outstanding indebtedness was $429.9 million, which includes $198.8 million of bank term debt under the credit facility and $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were issued in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering 50% of its term loan borrowings. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average fixed rate of 9.6% on the principal balance covered. As a result, a one percent increase in the rate of interest charged on indebtedness outstanding under the credit facility at December 31, 1997 would result in additional annual interest expense of approximately $1.0 million. During March, 1998 the credit facility was amended and the interest rates on the bank debt reduced. As a result, the weighted average interest rate, including the effect of the interest rate protection agreement, was reduced to 8.5% based on the amounts outstanding at the time of the amendment. The Company incurred fees of approximately $.4 million related to such interest rate reductions.

      In connection with obtaining the Merger financing, the Company also obtained a $50.0 million revolving credit line as part of the credit facility. At December 31, 1997, $25.2 million in borrowings and $0.5 million under letters of credit were outstanding under this line of credit and $24.3 million was available.

      In connection with the Merger, the Company assumed IVAC's obligations to Siemens Infusion Systems Ltd. (SIS). These obligations relate to the payment of additional purchase consideration related to the acquisition of the MiniMed product line (the predecessor product line to MS III). The Company's remaining obligation to SIS is the greater of $3.0 million per year or 8% of the prior year's MS III sales in 1998 and 1999. The Company made the minimum 1997 payment of $3.0 million during the first quarter of 1997.

      As a result of the Company's significant indebtedness, the Company expects to incur significant interest expense in future periods. The Company believes that cash provided by operations will be sufficient to meet its interest expense obligations.

      Annual amortization of the Company's indebtedness is $14.6 million, $15.6 million and $13.7 million for 1998, 1999 and 2000, respectively.

      Although the Company is not a guarantor of ALARIS Medical's debt, ALARIS Medical has no significant operations other than the operations of the Company and is dependent upon the Company to fund its debt service requirements and other operating expenses. At December 31, 1997, ALARIS Medical had $16.2 million of outstanding Convertible Debentures. The Convertible Debentures provide for semi-annual interest payments of approximately $0.6 million and mature on January 15, 2002. The Notes and the New Credit Facility permit the Company to fund interest payments on the Convertible Debentures and to make limited distributions to ALARIS Medical to fund operating expenses and to pay income taxes; provided that, with respect to the New Credit Facility, there exists no default or event of default under the New Credit Facility. The Notes and the New Credit Facility, however, restricts distributions to ALARIS Medical to fund the repayment of the Convertible Notes at maturity.

      The Company made capital expenditures of approximately $19.8 million during the year ended December 31, 1997, of which approximately $5.7 million was related to the consolidation of the IMED and IVAC facilities. The Company anticipates capital expenditures of approximately $25.0 million during 1998.

      In addition to routine capital expenditures, the Company has made a total of approximately $6.0 million of capital and operating expenditures during 1997 and expects to make approximately $5.8 million and $.3 million during 1998 and 1999, respectively, for the acquisition and implementation of a new enterprise-wide information system.

      During the first quarter of 1998 the Company created a corporate development function to assess product and company acquisitions, distribution alliances and joint ventures which would expand Company technologies into unserved markets. While there can be no assurances that the Company will complete any acquisitions, depending on the value of potential acquisitions, the Company might fund such transactions through a variety of sources, including existing or new debt facilities or through capital contributions from the sale of ALARIS Medical from the sale of equity and/or debt securities.

      The Company believes that it will generate sufficient cash flow from operations to fund its operations, make planned capital expenditures and make required payments of principal and interest under its credit facility and interest on the Notes; however, the Company may not generate sufficient cash flow from operations to repay the Notes at maturity. Accordingly, the Company may have to refinance the Notes at or prior to maturity or sell assets or raise equity capital to repay the principal amount of the Notes. In addition, the Company's ability to fund its operations, to make planned capital expenditures and to make scheduled principal and interest payments will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

Seasonality

      Infusion instrument sales are typically higher in the fourth quarter due to sales compensation plans which reward the achievement of annual quotas and the seasonal characteristics of the industry, including hospital purchasing patterns. First quarter sales are traditionally not as strong as the fourth quarter. The Company anticipates that this trend will continue but is unable to predict the effect, if any, from health care reform and increased competitive pressures.

Backlog

      The backlog of orders, believed to be firm, at December 31, 1996 and 1997 was $8.5 million and $2.7 million, respectively.

Foreign Operations

      As a result of the Merger, the Company has significant foreign operations. Accordingly, the Company is subject to various risks, including without limitation, foreign currency risks. Historically, the Company has not entered into foreign currency contracts to hedge such exposure and such risk. Due to changes in foreign currency exchange rates during 1997, primarily a strengthening of the U.S. dollar against many European currencies, the Company recognized a foreign currency transaction loss of approximately $1.0 million during 1997. The Company will evaluate hedging programs during 1998 to limit the exposure to the Company resulting from changes in foreign currency exchange rates.

Health Care Reform

      Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States may result in the enactment of legislation affecting payment mechanisms and health care delivery. Legislation which imposes limits on the number and type of medical procedures which may be performed or which has the effect of restricting a provider's ability to select specific devices or products for use in administrating medical care may adversely impact the demand for the Company's products. In addition, legislation which imposes restrictions on the price which may be charged for medical products may adversely affect the Company's results of operations. It is not possible to predict the extent to which the Company or the health care industry in general may be adversely affected by the aforementioned in the future.

Forward-Looking Statements

      Forward-Looking Statements in this report are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, the effect of legislative and regulatory changes effecting the health care industry; the potential of increased levels of competition; technological changes; the dependence of the Company upon the success of new products and ongoing research and development efforts; restrictions contained in the instruments governing the Company's indebtedness; the significant leverage to which the Company is subject; and other matters referred to in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of ALARIS Medical Systems, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 78 present fairly, in all material respects, the financial position of ALARIS Medical Systems, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

San Diego, California
March 2, 1998

                        ALARIS MEDICAL SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
           (Dollar amounts in thousands, except per share data)


                   ASSETS
                                                             December 31,
                                                       -----------------------
                                                           1996        1997
                                                       ----------    ---------
Current assets:
   Cash...............................................  $  9,148      $  6,918
   Receivables, net...................................    87,874        83,406
   Inventories........................................    58,976        61,666
   Prepaid expenses and other current assets..........    22,126        23,319
                                                        --------      --------
     Total current assets.............................   178,124       175,309

Net investment in sales-type leases, less current
 portion..............................................    27,276        30,404
Property, plant and equipment, net....................    56,628        55,365
Other non-current assets..............................    17,310        15,749
Intangible assets, net................................   306,803       286,279
                                                        --------      --------
                                                        $586,141      $563,106
                                                        --------      --------
                                                        --------      --------

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current portion of long-term debt..................  $  3,963      $ 14,559
   Accounts payable...................................    25,808        23,927
   Accrued expenses and other current liabilities.....    48,786        50,059
   Accrued restructuring and integration costs........    15,098         1,680
                                                        --------      --------
     Total current liabilities........................    93,655        90,225
                                                        --------      --------
Long-term debt........................................   419,978       415,419
Other non-current liabilities.........................    22,487        18,515
                                                        --------      --------
     Total non-current liabilities....................   442,465       433,934
                                                        --------      --------
Contingent liabilities and commitments (Notes 9 and 14)

Common stock and other stockholder's equity:

   Common stock and capital in excess of par value,
    authorized 3,000 common shares at $.01 par value;
    1,000 issued and outstanding at December 31, 1996
    and 1997..........................................    96,646        98,503
   Accumulated deficit................................   (46,687)      (55,930)
   Equity adjustment from foreign currency translation        62        (3,626)
                                                        --------      --------
     Total stockholder's equity.......................    50,021        38,947
                                                        --------      --------
                                                        $586,141      $563,106
                                                        --------      --------
                                                        --------      --------

 The accompanying notes are integral part of these consolidated financial statements.

                        ALARIS MEDICAL SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
------------------------------------------------------------------------------
                         (Dollars in thousands)


                                                    Year ended December 31,
                                              ---------------------------------
                                                  1995        1996        1997
                                              ----------   ----------   --------
Sales...................................       $112,551     $136,371    $359,077
Cost of sales...........................         63,270       78,642     188,340
                                               --------     --------    --------
   Gross margin.........................         49,281       57,729     170,737
                                               --------     --------    --------
Selling and marketing expense...........         16,567       22,273      65,797
General and administrative expense......          8,893       13,434      37,510
Research and development expense........          7,386        8,854      16,876
Purchased in-process research and
 development............................              -       44,000           -
Restructuring, integration, and other
 non-recurring charges..................              -       15,277      19,767
                                               --------     --------    --------
   Total operating expense..............         32,846      103,838     139,950
                                               --------     --------    --------
Lease interest income...................          2,333        2,501       4,559
                                               --------     --------    --------
   Income (loss) from operations........         18,768      (43,608)     35,346

Other income (expense):
    Interest expense....................         (2,052)      (6,303)    (43,123)
    Interest income.....................             28          184         433
    Other, net..........................           (379)         323      (1,584)
                                               --------     --------    --------
   Total other expense..................         (2,403)      (5,796)    (44,274)
                                               --------     --------    --------
Income (loss) before income taxes.......         16,365      (49,404)     (8,928)
Provision for (benefit from) income
 taxes..................................          8,099        1,270      (1,900)
                                               --------     --------    --------
Net income (loss).......................          8,266      (50,674)     (7,028)

Dividends on mandatorily redeemable
 preferred stock and adjustment of common
 stock warrant to redemption amount.....         (8,058)        (589)          -
                                               --------     --------    --------
Net income (loss) attributable to
 common stock...........................       $    208    $ (51,263)   $ (7,028)
                                               --------     --------    --------
                                               --------     --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

                             ALARIS MEDICAL SYSTEMS, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
------------------------------------------------------------------------------
                                (Dollars in thousands)

                                                    Year ended December 31,
                                              ---------------------------------
                                                  1995        1996        1997
                                              ----------   ----------   --------
Cash flows from operating activities:
  Net income (loss)...........................  $  8,266    $ (50,674)   $ (7,028)
   Adjustments to reconcile net income to
    net cash provided by operating activities:
   Depreciation and amortization..............     6,790       10,453      34,228
   Net loss on disposal/write-off of property,
    plant and equipment and intangibles.......       370          234       6,735
   Debt discount and issue costs amortization.         -          657       3,012
   Purchased in-process research and development       -       44,000           -
   Inventory purchase price allocation
    adjustment................................         -        4,014       1,607
   Non-cash restructuring charges.............         -        1,616           -
   (Increase) decrease in assets:
    Receivables...............................    (2,101)      (2,935)      1,503
    Inventories...............................     4,518       (1,223)     (4,681)
    Prepaid expenses and other current assets.      (625)          79      (1,026)
    Net investment in sales-type leases.......      (458)       1,830      (3,128)
    Other non-current assets..................       105           66         (96)
   Increase (decrease) in liabilities, net of
    effects of the Merger:
    Accounts payable..........................      (537)       2,981      (1,659)
    Accrued expenses, restructuring and
     integration costs and other current
     liabilities..............................     2,262        5,533     (10,824)
    Amounts due related parties...............     6,210          840         250
    Other non-current liabilities.............      (776)        (795)     (4,222)
                                                 -------      -------     -------
Net cash provided by operating activities.....    24,024       16,676      14,671
                                                 -------      -------     -------
Cash flows from investing activities:
  Capital expenditures........................    (4,803)      (9,502)    (19,843)
  Payments for product distribution rights....    (3,402)     (12,556)          -
  Proceeds from disposal of property, plant
   and equipment..............................        17          106          89
  Acquisition of business, net of cash
   acquired (Note 2)..........................         -     (219,459)          -
                                                 -------    ---------    --------
Net cash used in investing activities.........    (8,188)    (241,411)    (19,754)
                                                 -------    ---------    --------
Cash flows from financing activities:
  Principal payments on long-term debt........      (530)        (140)     (4,248)
  Proceeds from issuances of long term debt...         -      400,000           -
  Net (repayments) proceeds under former
   revolving credit facilities................    (7,764)      10,006           -
  Proceeds from revolving credit facility.....         -       15,200      34,300
  Repayments of revolving credit facility.....         -            -     (24,300)
  Dividends on preferred stock................    (6,684)      (4,067)          -
  Redemption of preferred stock...............      (880)      (3,350)          -
  Dividends to ALARIS Medical.................         -            -      (2,215)
  Capital contributions.......................         -       19,588       1,595
  Debt issuance costs.........................       (10)     (16,888)       (919)
  Debt refinanced in merger...................         -     (186,607)          -
                                                 -------    ---------   ---------
Net cash (used in) provided by financing
 activities...................................   (15,868)     233,742       4,213
                                                 -------    ---------   ---------
Effect of exchange rate changes on cash.......      (656)        (295)     (1,360)
                                                 -------    ---------   ---------
Net (decrease) increase in cash ..............      (688)       8,712      (2,230)
Cash at beginning of period...................     1,124          436       9,148
                                                 -------    ---------   ---------
Cash at end of period.........................  $    436    $   9,148    $  6,918
                                                 -------    ---------    --------
                                                 -------    ---------    --------

The accompanying notes are an integral part of these consolidated financial statements.

                       ALARIS MEDICAL SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
------------------------------------------------------------------------------
                         (Dollars in thousands)


                                                                                Equity
                                            Common Stock                      Adjustment
                                             And Capital          Retained       From
                                       In Excess of Par Value     Earnings      Foreign         Total
                                       ----------------------   (Accumulated)   Currency    Stockholder's
                                          Shares     Amount         Deficit    Translation     Equity
                                        ---------- ----------   ------------- ------------  --------------
Balance at December 31, 1994...........      900     $24,398       $  7,841     $   690        $32,929

Accrual of dividends on mandatorily
  redeemable preferred stock...........        -           -         (1,558)          -         (1,558)
Adjustment of common stock warrant to
  redemption amount....................        -           -         (6,500)          -         (6,500)
Equity adjustment from foreign currency
  translation..........................        -           -              -        (660)          (660)
Net income for the year................        -           -          8,266           -          8,266
                                          ------     --------      ---------    --------     ----------
Balance at December 31, 1995...........      900      24,398          8,049          30         32,477
                                          ------     --------      ---------    --------     ----------

Dividends on mandatorily redeemable
  preferred stock......................       -            -           (589)          -           (589)
Cancellation of stock warrants.........       -       11,500              -           -         11,500
Non-cash capital contribution from
  Advanced Medical.....................       -       41,160              -           -         41,160
Dividends to Advanced Medical..........       -            -         (3,473)          -         (3,473)
Capital contribution from Advanced
  Medical..............................       -       19,588              -           -         19,588
Shares issued due to merger............      100           -              -           -              -
Equity adjustment from foreign currency
  translation..........................       -            -              -          32             32
Net loss for the year..................       -            -        (50,674)          -        (50,674)
                                          ------     --------      ---------    --------     ----------
Balance at December 31, 1996...........    1,000     $96,646       $(46,687)    $    62      $  50,021
                                          ------     --------      ---------    --------     ----------
Tax benefit from exercise of ALARIS
  Medical options......................        -         262              -           -            262
Capital contribution from ALARIS
 Medical...............................        -       1,595              -           -          1,595
Dividends to ALARIS Medical............        -           -         (2,215)          -         (2,215)
Equity adjustment from foreign currency
  translation..........................        -           -              -      (3,688)        (3,688)
Net loss for the year..................        -           -         (7,028)          -         (7,028)
                                          ------     --------      ---------    --------     ----------
Balance at December 31, 1997...........    1,000     $98,503       $(55,930)    $(3,626)     $  38,947
                                          ------     --------      ---------    --------     ----------
                                          ------     --------      ---------    --------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                           ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (Amounts in thousands, except per share data)

NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company:

      ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"), formerly IMED Corporation ("IMED"), designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories. On November 26, 1996, IMED, then a wholly-owned subsidiary of ALARIS Medical, Inc. ("ALARIS Medical"), formerly Advanced Medical, Inc. ("Advanced Medical"), acquired all of the outstanding stock of IVAC Holdings, Inc. ("IVAC Holdings") and its subsidiaries including IVAC Medical Systems, Inc. (Note 2). In connection with the acquisition, IMED and IVAC Medical Systems, Inc. were merged into IVAC Holdings (the "Merger"), which then changed its name to ALARIS Medical Systems, Inc. The acquisition was accounted for as a purchase. The accompanying balance sheet as of December 31, 1996 reflects the assets, liabilities and stockholder's equity of the merged entity. The accompanying statements of operations, of cash flows and of stockholder's equity for the year ended December 31, 1996 include the operations and cash flows of IMED up to the date of the acquisition and the operations and cash flows of the merged entity subsequent to the acquisitoin date. The comparative historical information for the year ended December 31, 1995 represents the financial position, results of operations and cash flows of IMED. ALARIS Medical Systems and its subsidiaries are collectively referred to as the "Company."

Summary of Significant Accounting Policies:

Consolidation:

      The financial statements include the accounts of ALARIS Medical Systems and its greater than 50 percent-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition:

      Revenue is recorded upon product shipment, net of an allowance for estimated returns, or service delivery. Additionally, the Company leases instruments to customers under non-cancelable sales-type capital leases and operating lease contracts with terms ranging generally from 1 to 6 years. The Company sells instruments via long-term financing arrangements to a number of customers under agreements which allow customers to acquire instruments with no initial payment. The sales price for the instruments is recovered via surcharges applied to minimum purchase commitments of related disposables. The term of the financing is generally three to five years, with interest at rates of 9% to 15%. Unearned finance revenue is calculated using the inherent rate of interest on each agreement, the expected disposable shipment period and the principal balance financed and is recognized as disposables are shipped using a reducing principal balance method

                           ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (Amounts in thousands, except per share data)

NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

which approximates the interest method. Contract provisions include liquidated damage clauses which are sufficient to recover the sales price of the instruments in the event of customer cancellation.

Concentrations of credit risk:

      The Company provides a variety of financing arrangements for its customers. The majority of the Company's accounts receivable are from hospitals throughout the United States and Europe with credit terms of generally 30 days. The Company maintains adequate reserves for potential credit losses and such losses have been within management's estimates.

Inventories:

      Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Cost of inventory acquired in the Merger was determined based on an allocation of the purchase price to all assets and liabilities including inventory, as determined by an independent appraisal, at the date of acquisition (Note 2).

Property, plant and equipment:

      Property, plant and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method based upon the following estimated useful lives of the assets or lease terms, if shorter, for leasehold improvements and instrument operating leases:


     Building and leasehold improvements................. 3 to 10 years
     Machinery and equipment............................. 3 to 10 years
     Furniture and fixtures.............................. 4 to 8 years
     Instruments on operating lease contracts............ 1 to 6 years

Intangible assets:

      The Company has recorded goodwill for the excess purchase price over the estimated fair values of tangible and intangible assets acquired and liabilities assumed resulting from acquisitions. In connection with the Merger, a portion of the purchase price was allocated to various identifiable intangible assets, including patents, trademarks, workforce and supply agreements, based on their fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been assigned to goodwill. Additionally, the Company has recorded intangible assets related to purchases of patents and product distribution rights.

                           ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (Amounts in thousands, except per share data)

NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

      Intangible assets are amortized as follows:

Supply agreements.........................   Straight-line       3 years
Patents...................................   Straight-line      13 years (weighted average)
Workforce.................................   Straight-line      14 years
Product distribution license fee..........   Straight-line      15 years
Trademarks................................   Straight-line      30 years
Goodwill..................................   Straight-line      30 to 35 years

Impairment of long-lived assets:

      The Company investigates potential impairments of long-lived assets and certain identifiable intangibles including goodwill, on an exception basis, when there is evidence that events or changes in circumstances may have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset. The Company has not identified any such losses.

Debt issue costs:

      Debt issue costs aggregating $16,936 and $15,279 at December 31, 1996 and 1997, respectively, are amortized using the interest method over the respective terms of the debt agreements and are included in other non-current assets.

Foreign currency translation:

      The accounts of foreign subsidiaries which use local currencies as functional currencies are translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical exchange rates for equity and weighted average exchange rates during the period for revenues and expenses. The gains or losses resulting from translations are excluded from results of operations and accumulated as a separate component of stockholder's equity.

Research and development costs:

      Research and development costs are expensed as incurred.

Fair value of financial instruments:

      The carrying amount of the Company's financial instruments, including cash, trade receivables and payables, approximates their fair value due to their short-term maturities. The fair values of the Company's long-term lease receivables are estimated by discounting future cash flows using discount rates that reflect the risk associated with similar types of loans. The fair value of the Company's long-term debt is estimated based on comparison with similar issues or current rates offered to the Company for debt of the same remaining

                           ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (Amounts in thousands, except per share data)

NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

maturities and the quoted market price for the debentures. The estimated fair values of both the Company's long-term lease receivables and long-term debt, approximate their carrying values.

Income taxes:

      The Company is included in ALARIS Medical's consolidated Federal income tax return. The Company files income tax returns in multiple states on either a stand-alone or combined basis. Foreign subsidiaries file income tax returns in their respective local jurisdictions based on their separate taxable income. The Company provides for deferred income taxes on undistributed earnings of its foreign subsidiaries.

      The Company recognizes deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements and tax returns in different periods. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a reserve against its net deferred assets when, in the opinion of management, it is more likely than not that such assets will not be realized.

Stock-based compensation:

      During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has included disclosure of the pro forma effects of SFAS 123 in Note 7 to these Consolidated Financial Statements.

Reclassifications:

    Certain prior year amounts have been reclassified to conform to the classifications used in 1997.

Comprehensive income:

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company is required to adopt for 1998. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency translation items currently recorded to stockholder's equity. Upon adoption of FAS 130, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The adoption of FAS 130 will not have an impact on the Company's consolidated financial statements but will require display of comprehensive income including items not currently included.

                           ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (Amounts in thousands, except per share data)

NOTE 2 - THE MERGER

      On November 26, 1996, IMED acquired all of the outstanding stock of IVAC Holdings and its subsidiaries including IVAC Medical Systems, Inc., in exchange for $390,000 plus acquired cash of $7,225 less total debt assumed aggregating $173,314 plus related expenses. The Merger was financed with $204,200 in bank debt and $200,000 in senior subordinated notes. Subsequent to the acquisition, IVAC Medical Systems, Inc. and IMED were merged into IVAC Holdings, which subsequently changed its name to ALARIS Medical Systems, Inc. In connection with the Merger, ALARIS Medical contributed $19,588 to IMED (the "Capital Contribution").

      The acquisition was accounted for as a purchase, whereby the purchase price, including related expenses, was allocated to identified assets, including intangible assets, purchased research and development and liabilities based upon their respective fair values. The excess of the purchase price over the value of identified assets and liabilities, in the amount of $132,482, was recorded as goodwill and is being amortized over its estimated life of thirty years.

      The following unaudited pro forma financial information presents the operations of the Company, as if the Merger had been consummated on January 1, of the respective year, excluding certain one time non-recurring charges related to the Merger.


                                            Year Ended December 31,
                                        -------------------------------
                                             1995               1996
                                        --------------      -----------
        Sales:
         As reported...................  $  112,551           $ 136,371
         Pro forma.....................  $  352,728           $ 346,348

        Income (loss) before extraordinary item:
         As reported...................  $    8,266           $ (50,674)
         Pro forma.....................  $  (40,334)          $    (150)

                           ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (Amounts in thousands, except per share data)

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                                           December 31,
                                                      ----------------------
                                                         1996        1997
                                                      ---------    ---------
Receivables:
   Trade receivables..............................    $ 75,164    $ 73,282
   Allowance for doubtful accounts................      (4,085)     (3,259)
                                                      --------    --------
                                                        71,079      70,023

   Current portion of net investment in sales-type
    leases (Note 9)...............................      16,795      13,383
                                                      --------    --------
                                                      $ 87,874    $ 83,406
                                                      --------    --------
                                                      --------    --------

Inventories:
   Raw materials..................................    $ 24,711    $ 24,144
   Work-in-process................................       9,622       8,363
   Finished goods.................................      24,643      29,159
                                                      --------    --------
                                                      $ 58,976    $ 61,666
                                                      --------    --------
                                                      --------    --------
Prepaid expenses and other current assets:
   Deferred income tax asset......................    $ 16,174    $ 19,108
   Other..........................................       5,952       4,211
                                                      --------    --------
                                                      $ 22,126    $ 23,319
                                                      --------    --------
                                                      --------    --------
Property, plant and equipment:
   Land...........................................    $    640    $    640
   Building and leasehold improvements............      10,073      14,000
   Machinery and equipment........................      32,194      39,987
   Furniture and fixtures.........................       5,215       5,365
   Instruments under operating lease contracts....      17,245      20,338
   Construction-in-process........................       8,102       9,138
                                                      --------    --------
                                                        73,469      89,468
   Accumulated depreciation and amortization.......    (16,841)    (34,103)
                                                      --------    --------
                                                      $ 56,628    $ 55,365
                                                      --------    --------
                                                      --------    --------

                           ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (Amounts in thousands, except per share data)

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

      Depreciation expense was $4,204, $5,826 and $17,417 for 1995, 1996 and 1997, respectively.


                                                           December 31,
                                                      ---------------------
                                                         1996       1997
                                                      ---------   ---------
Other non-current assets:
   Debt issue costs...............................     $ 16,936   $  15,279
   Other..........................................          374         470
                                                       --------   ---------
                                                       $ 17,310   $  15,749
                                                       --------   ---------
                                                       --------   ---------
Intangible assets:
   Goodwill.......................................     $178,165   $ 178,667
   Patents........................................       28,661      28,661
   Product distribution license fee...............        8,742       3,837
   Supply agreements..............................       10,758      10,758
   Trademarks.....................................       90,000      90,000
   Workforce......................................        7,100       7,100
                                                       --------   ---------
                                                        323,426     319,023
   Accumulated amortization.......................      (16,623)    (32,744)
                                                       --------   ---------
                                                       $306,803   $ 286,279
                                                       --------   ---------
                                                       --------   ---------

      Supply agreements represent non-cancelable customer commitments to purchase specified quantities of disposable administration sets and probe covers at contracted prices.

      Amortization expense was $2,338, $4,168 and $16,811 during 1995, 1996 and 1997, respectively.


Accrued expenses and other current liabilities:
   Income taxes payable..........................       $ 2,647    $ 2,721
   Compensation..................................         8,096     13,556
   Warranty......................................        16,676     12,855
   Interest......................................         3,357      3,463
   Other.........................................        18,010     17,464
                                                        -------    -------
                                                        $48,786    $50,059
                                                        -------    -------
                                                        -------    -------

Other non-current liabilities:
   Deferred income tax liability.................       $15,550    $12,290
   Warranty......................................         1,385      6,225
   Other.........................................         5,552          -
                                                        -------    -------
                                                        $22,487    $18,515
                                                        -------    -------
                                                        -------    -------

                           ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (Amounts in thousands, except per share data)

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

      Long-term debt consists of the following:


                                                      December 31,
                                                 -----------------------
                                                     1996         1997
                                                 -----------   ----------
Bank credit facility
  Term loan facilities ....................        $200,000      $198,750
  Revolving credit facilities .............          15,200        25,200
9.75% Senior Subordinated Notes due 2006...         200,000       200,000
Other......................................           8,741         6,028
                                                   --------      --------
                                                    423,941       429,978
  Current portion..........................          (3,963)      (14,559)
                                                   --------      --------
Long-term debt.............................        $419,978      $415,419
                                                   --------      --------
                                                   --------      --------

Bank credit facility:

      In connection with the Merger, the Company entered into a $250,000 bank credit facility (the "Facility") with a syndicate of financial institutions which consists of $200,000 of term loans ($75,000 Tranche A Term Loans maturing in 2002, $42,500 Tranche B Term Loans maturing in 2003, $42,500 Tranche C Term Loans maturing in 2004 and $40,000 Tranche D Term Loans maturing in 2005) and a $50,000 revolving credit facility maturing in 2002 of which $25,200 in principal was outstanding at December 31, 1997. Available funds under the revolving credit facility ($24,300 at December 31, 1997) are based on the difference between $50,000 and the amounts of outstanding letters of credit ($500 at December 31, 1997) and borrowings issued under the revolving credit facility.

      During 1997, Tranche A, B, C and D term loans bore interest at a Eurodollar rate plus 2.5%, 3.0%, 3.5% and 3.75%, respectively. Such total rates were 8.4%, 8.9%, 9.4% and 9.7%, respectively, at December 31, 1997. Borrowings under the revolving credit facility bear interest at the same rate as Tranche A. The Company has an interest rate protection agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. At December 31, 1997, the Company had outstanding an interest rate protection agreement with commercial banks, having a total notional principal amount of $98,075. That agreement effectively changed the Company's interest rate exposure on its floating rate debt and resulted in a weighted average interest rate of 9.6% on the principal balance covered.

      Effective March 1998, the Facility was amended and interest rates decreased to a Eurodollar rate plus 2.25% for the revolving credit facility and Tranche A loans and a Eurodollar rate plus 2.5% for Tranches B, C and D.

      All obligations of the Company under the Facility are guaranteed by ALARIS Medical and each existing and subsequently formed or acquired domestic subsidiary of ALARIS Medical.

      The Facility contains various operating and financial covenants, as well as certain covenants relating to reporting requirements. As of December 31, 1996 and December 31, 1997 the Company was in compliance with all such covenants.

                           ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (Amounts in thousands, except per share data)

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

Senior subordinated notes:

      In connection with the Merger, on November 19, 1996, the Company issued $200,000 of senior subordinated notes due 2006 (the "Notes"). The Notes bear interest at a rate of 9.75% per annum, which is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1997. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes prior to maturity. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 2001 at the redemption prices set forth in the indenture plus accrued and unpaid interest to the date of redemption. In the event of a change of control, as defined in the indenture, holders of the Notes will have the right to require the Company to purchase their Notes in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

Other debt:

      Other debt primarily consists of consideration owed to Siemens Infusion Systems, Ltd. ("SIS") resulting from IVAC Medical Systems, Inc.'s acquisition of the MiniMed product line from SIS in 1993. In accordance with the acquisition agreement, the Company's remaining obligation to SIS is $3,000 per year or 8% of the prior year's product sales in 1998 and 1999. The original liability was discounted at an imputed interest rate of 7% and recorded as debt. The unamortized discount, which is amortized using the interest method over the term of the payments, is $303 at December 31, 1997.

      Maturities of long-term debt during the years subsequent to December 31, 1997 are as follows:


     1998............................................         $ 14,559
     1999............................................           15,569
     2000............................................           13,650
     2001............................................           21,650
     2002............................................           54,225
     Thereafter......................................          310,325
                                                              --------
                                                              $429,978
                                                              --------
                                                              --------

                           ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (Amounts in thousands, except per share data)

NOTE 5 - MANDATORILY REDEEMABLE EQUITY SECURITIES

Mandatorily redeemable preferred stock:

      At December 31, 1995 the Company had 1,212 shares of $0.01 par value mandatorily redeemable preferred stock ("12% Preferred Stock") outstanding, all of which were owned by Advanced Medical. The 12% Preferred Stock had a stated value of $10,000 per share. During 1995 and 1996, the Company redeemed 88 and 335 shares, respectively, of its 12% Preferred Stock from Advanced Medical for $880 and $3,350, respectively. In June 1996, Advanced Medical contributed to the Company $8,776 representing the outstanding par value and accrued dividends on all the remaining outstanding shares of the Company's 12% Preferred Stock. The preferred shares were then canceled. The Company made dividend payments to Advanced Medical of $6,684 and $4,067 during 1995 and 1996, respectively, related to the 12% Preferred Stock.

Common stock warrant:

      In connection with an Advanced Medical revolving credit facility, IMED issued a warrant allowing the lender to purchase up to 10% of IMED's common stock on a fully-diluted basis for nominal consideration, subject to adjustment as provided in the loan agreement, and exercisable at any time until August 12, 2004. On an annual basis, IMED adjusted the carrying value of the warrant based on its estimated fair value. In June 1996, Advanced Medical purchased the warrant for $12,500. The warrant acquired by Advanced Medical was then canceled.

                           ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (Amounts in thousands, except per share data)

NOTE 6 - INCOME TAXES

   The provision for income taxes comprises the following:

                                                Year ended December 31,
                                          ----------------------------------
                                             1995         1996        1997
                                          ----------   ----------  ----------
      Current:
        Federal........................   $   6,239    $     -      $     -
        State..........................       1,741        529           84
        Foreign........................         157      1,000        4,740
                                          ---------    -------      -------
         Total Current.................       8,137      1,529        4,824
                                          ---------    -------      -------
      Deferred:
        Federal........................        (519)       421       (5,793)
        State..........................         474       (612)        (755)
        Foreign........................           7        (68)        (176)
                                          ---------    -------      -------
         Total Deferred................         (38)      (259)      (6,724)
                                          ---------    -------      -------
            Provision for (benefit from)
             income taxes..............   $   8,099    $ 1,270      $(1,900)
                                          ---------    -------      -------
                                          ---------    -------      -------


   The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (34%) and the effective income tax rate comprise the following:

                                                Year ended December 31,
                                           ----------------------------------
                                              1995         1996        1997
                                           -----------  ----------  ---------
  Taxes computed at statutory rate........   $ 5,564     $(16,797)  $ (3,036)
  State income taxes, net of federal
   benefit................................     1,462          (55)      (498)
  Effect of foreign operations............       105        3,516        649
  Amortization of non-deductible intangible
   assets.................................       442          574      1,944
  Federal tax credits.....................         -       (2,196)      (513)
  Acquired in-process research and
   development............................         -       14,960          -
  Items affected by valuation allowance...         -        1,029          -
  Other, net .............................       526          239       (446)
                                             -------      -------   --------
  Provision for (benefit from) income
   taxes..................................  $ 8,099       $ 1,270   $ (1,900)
                                            -------       -------   --------

                           ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (Amounts in thousands, except per share data)

NOTE 6 - INCOME TAXES (Continued)

      The components of the net deferred tax assets included in other assets as of December 31, 1996 and 1997 are as follows:


                                                      1996         1997
                                                   ----------   ----------
Deferred tax assets:
  Net operating loss carryforwards................  $ 13,056    $ 14,212
  Accrued liabilities and reserves................    19,943      18,949
  Unearned income.................................     1,979       2,126
  Credit carryforwards............................     2,432       2,904
  Inventory.......................................     2,450       2,771
  Property, plant and equipment...................        18         926
  Miscellaneous...................................       213         643
                                                    --------    --------
                                                      40,091      42,531

  Valuation allowance.............................    (1,029)     (1,029)
                                                    --------    --------
  Total deferred tax assets.......................    39,062      41,502

Deferred tax liabilities:
  Intangible assets...............................    36,979      33,973
  Miscellaneous...................................     1,459         711
                                                     -------     -------
Net deferred tax assets...........................   $   624     $ 6,818
                                                     -------     -------
                                                     -------     -------

      As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $39,185 and $19,254, respectively. Additionally, as of December 31, 1997, the Company had a foreign tax credit carryforward of approximately $2,595 for federal tax purposes and research and development tax credits of approximately $114 and $294 for federal and state purposes, respectively. The federal and state net operating loss carryforwards expire from 1999 to 2012. The foreign tax credit expires from 2001 to 2002 and the research and development tax credits expire from 2009 to 2011.

      As a result of certain changes in the Company's stock ownership which occurred during 1996, portions of the above described carryforwards are subject to annual income offset limitations on a prospective basis. Accordingly, approximately $26,051 and $4,478 of the respective federal and state net operating loss carryforwards and approximately $114 and $294 of the respective federal and state research and development credits are subject to a general annual income offset limitation of approximately $3,700. Additionally, certain built-in gains recognized by the Company will increase the annual utilization rate of the net operating losses. The Company also possesses certain unrealized built-in losses which will be subject to the annual utilization limitation when recognized.

                            ARLIS MEDICAL SYSTEMS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                 (Amounts in thousands, except per share data)


NOTE 7--STOCK OPTION PLANS

   ALARIS Medical maintains several stock option plans under which incentive stock options may be granted to key employees of the Company and nonqualified stock options may be granted to key employees, directors, officers, independent contractors and consultants.

   The exercise price for incentive stock options generally may not be less than the underlying stock's fair market value at the grant date. The exercise price for non-qualified stock options granted to non-directors will not be less than the par value of a share of common stock, as determined by a committee appointed by the ALARIS Medical's Board of Directors ("the Committee"). The exercise price for non-qualified stock options granted to directors may not be less than the underlying stock's fair market value at the grant date.

   Options granted to non-directors generally vest and become exercisable as determined by the Committee. Options granted to directors generally vest and become exercisable over a three-year period. Options granted to non-directors generally expire upon the earlier of the termination of the optionee's employment, with vested options expiring one year after termination of employment, or ten years from the grant date. Options granted to directors generally expire upon the earlier of the date the optionee is no longer a director or five years from the grant date.

Stock option activity:

   Activity for 1995, 1996 and 1997 with respect to these plans is as follows:

                                                                      Shares            Option
                                                                    Underlying         Price Per
                                                                      Options            Share
                                                                   ------------      --------------
Outstanding at December 31, 1994..................                         328       $4.47 - $ 16.94
 Granted..........................................                       1,270       $1.81 - $  3.03
 Canceled.........................................                        (505)      $1.81 - $ 16.94
                                                                   ------------
Outstanding at December 31,1995...................                       1,093       $1.81 - $ 6.93
 Granted..........................................                       2,861       $2.28 - $ 3.78
 Exercised........................................                         (14)      $1.81 - $ 1.81
 Canceled.........................................                        (312)      $1.81 - $ 3.47
                                                                   ------------
Outstanding at December 31,1996...................                       3,628       $1.81 - $ 6.93
 Granted..........................................                         936       $3.19 - $ 6.22
 Exercised........................................                        (125)      $1.81 - $ 3.69
 Canceled.........................................                        (479)      $1.81 - $ 4.16
                                                                   ------------
Outstanding at December 31, 1997..................                       3,960
                                                                   ------------
                                                                   ------------


   At December 31, 1997, options for 1,244 shares were exercisable at $1.81-$6.93 under the plans and 731 shares were available for future grant. Additionally, as of December 31, 1997, 4,691 shares of common stock were reserved for issuance pursuant to the ALARIS Medical's stock option plans.

                            ARLIS MEDICAL SYSTEMS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                 (Amounts in thousands, except per share data)

NOTE 7--STOCK OPTION PLANS (Continued)

   The Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) during the year ended December 31, 1996. In accordance with the provisions of SFAS 123, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income or loss would be reduced/increased to the pro forma amounts indicated below:



                                                                             December 31,
                                                                     -------------------------------
                                                                       1995       1996       1997
                                                                     -------    ---------    -------
   Net income (loss):
    As reported................................................     $  8,266  $  (50,674) $  (7,028)
    Pro forma..................................................     $  7,787  $  (51,673) $  (9,238)



   These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1995, 1996 and 1997, respectively; dividend yields of 0%, expected volatility of 183%, 180% and 164%, risk free interest rates of 6.5%, 6.2% and 5.8%, and expected lives ranging from 2 to 7 years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because ALARIS Medical's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans.

   The following table summarizes information about employee stock-based compensation plans outstanding at December 31, 1997:

 OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1997

                                         Weighted
                                          Average         Weighted                   Weighted
     Range of                            Remaining        Average                    Average
     Exercise         Number            Contractual       Exercise      Number       Exercise
     Prices         Outstanding          Life-Years        Price      Exercisable     Price
----------------   --------------     --------------    -----------  ------------  -------------
  $1.81 - $2.94              752                7.16         $2.12           293          $2.05
  $3.00 - $3.09            2,288               10.63         $3.02           845          $3.02
  $3.19 - $3.69              812                9.64         $3.52           216          $3.56
  $3.75 - $6.09              102                3.76         $4.03            10          $3.87
  $6.13 - $6.93                6                3.78         $6.26             -          $6.93
----------------   --------------     --------------    -----------  ------------  -------------
  $1.81 - $6.93            3,960                9.58         $2.98         1,364          $2.90
----------------   --------------     --------------    -----------  ------------  -------------
----------------   --------------     --------------    -----------  ------------  -------------


                            ARLIS MEDICAL SYSTEMS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                 (Amounts in thousands, except per share data)

NOTE 8--BENEFIT PLANS

Pension plans:

   ALARIS Medical had a defined benefit pension plan (the "Plan") which covered substantially all of its U.S. employees as of December 31, 1993. On December 1, 1993, the ALARIS Medical's Board of Directors approved amendments to the Plan provisions which include, among other matters, cessation of benefit accruals after December 1, 1993. All earned benefits as of that date were preserved and the Company will continue to contribute to the Plan as necessary to fund earned benefits. No contributions to the Plan were required during 1995, 1996 or 1997 due to the prepaid position of the Plan during those years.

   The following table sets forth the Plan's estimated funded status and amounts recognized in the Company's balance sheet:


                                                                                         December 31,
                                                                                      ----------------------
                                                                                        1996          1997
                                                                                      ----------    ---------
Actuarial present value of benefit obligation:
 Vested benefit obligation........................................................       $ 9,733     $ 11,425
                                                                                      ----------    ---------
                                                                                      ----------    ---------
Accumulated benefit obligation....................................................       $ 9,822     $ 11,442
                                                                                      ----------    ---------
                                                                                      ----------    ---------
Projected benefit obligation for service rendered to date.........................       $ 9,822     $ 11,442
Plan assets at fair value, consisting of equity and fixed income mutual funds.....        13,053       15,838
                                                                                      ----------    ---------
Plan assets greater than projected benefit obligation.............................         3,231        4,396
Unrecognized net gain.............................................................        (2,940)      (3,761)
                                                                                      ----------    ---------
Prepaid pension cost..............................................................       $   291     $    635
                                                                                      ----------    ---------
                                                                                      ----------    ---------



   The components of net periodic pension cost (benefit) are as follows:

                                                                                                December 31,
                                                                                         -------------------------
                                                                                           1995     1996    1997
                                                                                         -------  -------  -------
Service cost during the period..........................................................  $  146   $  181   $  210
Interest cost on projected benefit obligation...........................................     608      706      725
Actual return on Plan assets............................................................  (2,494)  (1,896)  (2,970)
Amortization and deferred amounts.......................................................   1,666      886    1,691
                                                                                         -------  -------  -------
Net periodic pension cost (benefit).....................................................  $  (74)  $ (123)  $ (344)
                                                                                         -------  -------  -------
                                                                                         -------  -------  -------

Assumptions used in the accounting are as follows:
 Discount rates.........................................................................    6.82%    7.45%   6.64%
 Rates of increase in compensation levels...............................................    N/A     N/A     N/A
 Expected long-term rates of return on assets...........................................    9.00%    9.00%   9.00%


                            ARLIS MEDICAL SYSTEMS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                 (Amounts in thousands, except per share data)

NOTE 9 - LEASES

Lease receivables:

   The Company leases instruments to customers under capital and operating lease contracts with terms ranging generally from 1 to 6 years. Certain capital lease agreements obligate the lessee to purchase a specified annual minimum of disposable sets and payment of liquidating damages if the agreement is terminated by the lessee. Anticipated future minimum amounts due under operating leases and capital lease receivables as of December 31, 1997 are as follows:

                                                  Operating   Capital
  Year Ending December 31,:                         Leases    Leases
  ------------------------                        ---------  ---------
  1998........................................... $   1,785   $ 22,549
  1999...........................................       837     14,829
  2000...........................................       369      9,553
  2001...........................................        37      5,946
  2002...........................................        28      3,776
  Thereafter.....................................         -      2,398
                                                  ---------  ---------
  Total minimum lease receivables................   $ 3,056   $ 59,051
                                                  ---------  ---------
                                                  ---------  ---------


  The net investment in sales-type leases consists of the following:


                                                                          December 31,
                                                                      --------------------
                                                                        1996        1997
                                                                      --------    --------
  Minimum lease payments............................................ $  56,534    $ 59,051
  Unguaranteed residual value of leased equipment...................       789         753
  Unearned interest income..........................................   (10,750)    (14,136)
  Allowance for uncollectible lease receivables.....................    (2,502)     (1,881)
                                                                      --------    --------
  Net investment in sales-type leases...............................    44,071      43,787
  Current portion...................................................   (16,795)    (13,383)
                                                                      --------    --------
  Net investment in sales-type leases, less current portion......... $  27,276    $ 30,404
                                                                      --------    --------
                                                                      --------    --------


Lease commitments:

   The Company leases buildings and equipment under non-cancelable operating leases with terms ranging from 2 to 10 years. Scheduled future minimum lease commitments as of December 31, 1997 are as follows:



  Year Ending December 31,:
------------------------------
  1998....................................  $ 3,769
  1999....................................    4,230
  2000....................................    4,250
  2001....................................    4,300
  2002....................................    4,263
  Thereafter..............................   15,343
                                            --------
                                            $ 36,155
                                            --------
                                            --------

  Rental expense was $3,138, $3,468 and $4,722 during 1995, 1996 and 1997, respectively.

                                  ALARIS MEDICAL SYSTEMS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                       (Amounts in thousands, except per share data)

NOTE 10 - RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES

      In connection with the Merger, management performed a review of the operating activities of both IMED and IVAC Medical Systems, Inc. in order to reduce costs and maximize synergies. Management identified duplicative costs to eliminate and developed and implemented plans to consolidate and integrate the companies' operations including product strategies, manufacturing, service centers, research and development, marketing and other administrative functions. As a result, the Company has recorded non-recurring charges related to the implementation of these plans in the amount of approximately $15,300 and $19,800 in 1996 and 1997, respectively.

      The following summarizes the significant components of the Company's 1996 and 1997 restructuring, integration and other non-recurring charges included in the Consolidated Statement of Operations:



                                                                                                      Year Ended December 31,
                                                                                                      ------------------------
                                                                                                        1996            1997
                                                                                                      ----------     ---------
                                                                                                            (in millions)
Restructuring
   Severance and related benefits..............................................................           $  4.4       $    .2
   Cost to vacate facilities...................................................................              3.4             -
   Write-off unused furniture, fixtures and equipment..........................................              1.5             -
   Distributor terminations....................................................................               .8             -
   Other.......................................................................................               .5             -
                                                                                                      ----------     ---------
      Total restructuring......................................................................             10.6            .2

Integration and other non-recurring charges
   Information systems conversion costs........................................................                -           4.8
   Write-off of product distribution license...................................................                -           4.5
   Maquiladora settlement and related costs....................................................                -           4.1
   Write-off of instrument tooling.............................................................                -           1.7
   Facilities moving expenses and Company name change..........................................                -           1.6
   Consulting and bonuses......................................................................              4.7           1.4
   Other.......................................................................................                -           1.5
                                                                                                      ----------     ---------
      Total restructuring, integration and other non-recurring charges.......................             $ 15.3      $   19.8
                                                                                                      ----------     ---------
                                                                                                      ----------     ---------




      The Company has reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and stockholder return. That review resulted in the termination and write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate site infusion pump. The $4,500 charge related to such termination is included in the 1997 integration cost and includes a $4,300 non-cash charge representing the intangible asset that had been recorded associated with such agreement.

      On June 26, 1997, the Company entered into a settlement agreement which resolved its contract dispute with Cal Pacifico of California and affiliated entities (collectively, "Cal Pacifico"), the operator of the Company's two maquiladora assembly plants in Tijuana, Mexico. For over eight years, the Company has assembled disposable administration sets at these two plants, which utilized more than 1,200 workers employed by Cal Pacifico, under a contract with Cal Pacifico. The dispute originated in April 1997 when the Company, in accordance with the terms of such contract, informed Cal Pacifico that it would be terminating its contractual arrangements effective August 1, 1997. Cal Pacifico objected to such

                                  ALARIS MEDICAL SYSTEMS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                       (Amounts in thousands, except per share data)


NOTE 10 - RESTRUCTURING CHARGES (Continued)

notification and proposed the systematic termination of the work force. In response to such objection, the Company on June 6, 1997 hired substantially all of the workers at the plants directly. On June 11, 1997, Cal Pacifico locked the Company's administrative personnel and production employees out of the plants and would not allow the Company access to its production equipment or inventory. As a result of the settlement agreement, the assembly plants resumed full operations on June 27, 1997 and Cal Pacifico provided the Company with assistance as it transitioned into the direct operation of such plants. The Company began operating these plants directly during the third quarter of 1997.

      The Company recorded a non-recurring charge of $4,100 during the quarter ended June 30, 1997 relating to this settlement and the legal fees and other costs associated therewith. The individual costs included within such non-recurring charge consist of approximately $2,700 of settlement and legal fees and approximately $1,400 of idle labor costs and start-up costs incurred in connection with the implementation of the interim assembly plans discussed below.

      In addition to restructuring and integration costs included in the Consolidated Statement of Operations, estimated dealer termination costs as well as severance and benefits costs related to the acquired company's personnel in the amount of approximately $2,800 were also accrued at the acquisition date. In accordance with generally accepted accounting principles, such items effectively increased the amount of goodwill recorded in connection with the Merger and were not included in the approximately $15,300 restructuring and integration expense included in the consolidated statement of operations for the year ended December 31, 1996.

      In connection with the Company's restructuring plans, in December 1996 management provided termination notifications to 225 employees from all functional areas of the Company. Accrued restructuring costs at December 31, 1996 includes approximately $4,400 of employee termination costs which were charged to the 1996 consolidated operating results and approximately $1,800 of employee termination costs which were recorded in purchase accounting.

      The Company paid approximately $260 and $26,000 during 1996 and 1997, respectively, for restructuring and integration activites. The Company has approximately $15,100 and $1,700 accrued related to restructuring and integration costs at December 31, 1996 and 1997, respectively. The Company anticipates that the remaining accrued restructuring and integration costs will be paid during 1998.

NOTE 11 - RELATED PARTY ARRANGEMENTS

      In October 1991, the Company entered into a marketing, distribution and development arrangement with Pharmacia and Upjohn, Inc. ("Pharmacia") (the "Pharmacia Transaction"), pursuant to which Pharmacia obtained the exclusive right to market and distribute IMED's infusion products in a territory that included most of Europe. During 1996, the Company entered into an agreement with Pharmacia to reacquire for approximately $11,000 the European distribution rights to IMED's intravenous infusion pumps and related disposable administration sets and certain related assets. The purchase price was allocated between the tangible assets and the distribution fee based upon their estimated fair values. The amount allocated to the distribution fee has been capitalized net of the unamortized deferred revenue resulting from the 1991 sale of the aforesaid European distribution rights to Pharmacia which was being amortized over the 15-year term of the original distribution agreement. The net distribution fee is being amortized over approximately 10 years, which represents the remaining term of the original distribution agreement.

      Effective June 30, 1996, ALARIS Medical made non-cash contributions totaling $41,160 to IMED. Included in this capital contribution was $2,885, representing ALARIS Medical's net carrying value of certain patents which up to June 30, 1996 had been licensed to IMED for $1,100 per year. Amounts accrued to ALARIS Medical under this license, as well as other intercompany charges due to ALARIS Medical totaling $9,399 were contributed to IMED. Additionally, ALARIS Medical contributed $8,776 representing the outstanding par value and accrued dividends on all outstanding shares of IMED's 12% preferred stock, all of which were owned by ALARIS Medical. The preferred shares were then canceled.

      Included in the $41,160 non-cash contribution are tax payments due from IMED to ALARIS Medical. Pursuant to IMED's tax sharing agreement with ALARIS Medical, for Federal and California income tax purposes, IMED was required to calculate its current income tax liability on a stand-alone basis as if it were not included in the ALARIS Medical consolidated income tax return. The resulting tax liability was payable to ALARIS Medical. Due to restrictions on payments from IMED to ALARIS Medical contained in the GECC revolving credit facility agreement, income tax payments to ALARIS Medical were limited to actual tax liabilities of the ALARIS Medical consolidated group. Due to losses incurred at the ALARIS Medical level which have served to reduce the consolidated taxable income, the income tax liabilities recorded by IMED on a stand-alone basis have been significantly greater than the amounts actually paid to ALARIS Medical. As of June 30, 1996 ALARIS Medical agreed to contribute to IMED's stockholder's equity, income tax payments due from IMED but which could not be paid pursuant to the GECC revolving credit facility. As a result of this agreement, approximately $20,100 was credited to IMED's capital in excess of par and the corresponding income tax liabilities were eliminated from the IMED consolidated balance sheet. Such liabilities amounted to approximately $18,900 at December 31, 1995 and were included in non-current liabilities as amounts due to related parties at December 31, 1995.

      During November 1996, in connection with the Merger, ALARIS Medical contributed $19,588 to IMED.

      During June 1997, ALARIS Medical made a cash contribution of $3,052 to ALARIS Medical Systems, of which $1,458 paid off intercompany charges due to ALARIS Medical Systems and $1,595 was contributed to capital.

                                  ALARIS MEDICAL SYSTEMS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                       (Amounts in thousands, except per share data)


NOTE 12 - GEOGRAPHIC INFORMATION

      The Company operates primarily in four geographic locations: United States, Europe, Canada and Australia. United States sales to unaffiliated customers include export sales to customers located outside of the United States of $10,643, $11,677 and $25,197 for the years ended December 31, 1995, 1996 and 1997, respectively.

                                                                                               Year ended December 31,
                                                                                           ------------------------------
                                                                                             1995       1996        1997
                                                                                           --------    --------   ---------
Sales to unaffiliated customers:
   United States..................................................................       $  102,830   $ 111,877   $ 252,199
   Europe ........................................................................                -      11,394      82,259
   Canada ........................................................................            3,880       5,377      13,512
   Australia......................................................................            5,841       7,723      11,107
                                                                                           --------    --------   ---------
     Sales as reported in the accompanying statement of operations................       $  112,551   $ 136,371   $ 359,077
                                                                                           --------    --------   ---------
                                                                                           --------    --------   ---------
Intergeographic sales:
   United States..................................................................        $   6,973    $ 17,133   $  64,404
   Europe ........................................................................                -       2,891      12,924
                                                                                           --------    --------   ---------
     Total intergeographic sales..................................................        $   6,973    $ 20,024   $  77,328
                                                                                           --------    --------  ----------
                                                                                           --------    --------  ----------
Income (loss) before income taxes:
   United States..................................................................        $  16,650    $ (45,023) $   8,448
   Europe ........................................................................                -       (1,582)    19,994
   Canada ........................................................................             (194)        (248)       841
   Australia......................................................................            1,123        1,253      5,006
   Eliminations and adjustments...................................................            1,189        1,992      1,057
                                                                                           --------    --------  ----------

     Income (loss) from operations................................................           18,768      (43,608)    35,346
     Interest expense.............................................................           (2,052)      (6,303)   (43,123)
     Interest income..............................................................               28          184        433
     Other, net...................................................................             (379)         323     (1,584)
                                                                                           --------    --------  -----------
     Income (loss) before income taxes............................................        $  16,365   $  (49,404)  $ (8,928)
                                                                                           --------    --------  -----------
                                                                                           --------    --------  -----------

                                                                                             December 31,
                                                                                           --------------
                                                                                          1996       1997
                                                                                       ---------  -----------
Identifiable assets:
   United States................................................................     $  546,088   $  544,211
   Europe.......................................................................        52,826        34,539
   Canada.......................................................................         5,855         1,644
   Australia....................................................................         6,405         6,475
   Eliminations and adjustments.................................................       (25,033)      (23,763)
                                                                                       ---------  -----------
     Total assets as reported in the accompanying balance sheet.................    $  586,141    $  563,106
                                                                                       ---------  -----------
                                                                                       ---------  -----------

                                  ALARIS MEDICAL SYSTEMS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                       (Amounts in thousands, except per share data)

NOTE 13 - CASH FLOW INFORMATION

      Federal, state and foreign income taxes paid during 1995, 1996 and 1997 totaled $1,487, $3,592 and $3,785, respectively. Interest paid during 1995, 1996 and 1997 totaled $1,765, $1,865 and $39,990, respectively.

NOTE 14 - CONTINGENCIES AND LITIGATION

Field Correction

      The Company has initiated a voluntary field correction of approximately 50,000 of its Gemini model PC-1 and PC-2 infusion pumps because failure of specific electrical components on the power regulator printed circuit board may result in improper regulation of the battery charge voltage, which can cause the battery to overheat. Such overheating could result in product failure and discharge of hydrogen gas which may accumulate within the instrument's case. As an interim measure, the Company has advised its customers of simple precautions that can be taken to minimize the potential for an adverse incident pending completion of the field correction. The Company is not aware of any injuries sustained in known battery overcharging incidents.

      As a result of this decision, the Company recorded a charge of $2,500 to cost of sales during the first quarter of 1997. Based on management's current understanding of these incidents, the Company believes it has adequately accrued for this matter. However, since the Company's analysis of this matter is preliminary, there can be no assurances that it can be resolved for an amount consistent with management's estimated cost.

Litigation

      The Company is a defendant in a lawsuit filed in June 1996 by Sherwood Medical, Inc. against IVAC which alleges infringement of two patents by reason of certain activities including the sale by IVAC of disposable probe covers for use with the Company's infrared tympanic thermometer. The lawsuit seeks injunctive relief, treble damages and the recovery of costs and attorney fees. The Company believes it has sufficient defenses to all claims, including the defenses of noninfringement and invalidity and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Sherwood and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

      The Company is a defendant in a qui tam lawsuit filed by a former IMED employee in the United States District Court for the Northern District of Illinois. On November 15, 1996, an amended complaint was filed which alleges fraud in the inducement, breach of employment contract, common law fraud and violations of the Federal False Claims Act and Medicare Fraud and Abuse Act. To date, the United States has declined to intervene in this action. The Company believes it has sufficient defenses to all claims by the plaintiff. However, there can be no assurance that the Company will successfully defend all claims made in this lawsuit and the failure of the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

                                  ALARIS MEDICAL SYSTEMS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                       (Amounts in thousands, except per share data)

NOTE 14 - CONTINGENCIES AND LITIGATION (Continued)

United States Customs Service Matter

      During the years 1988 through 1995, Cal Pacifico acted as the Company's United States customs broker and importer of record with respect to the importation into the United States of finished products ("Finished Products") assembled at the Company's two maquiladora assembly plants in Tijuana, Mexico. In May 1995, Cal Pacifico received a pre-penalty notice from the United States Customs Service ("Customs") to the effect that Customs intended to assess additional duties and substantial penalties against Cal Pacifico for its alleged failure, during the years 1988 through 1992, to comply with certain documentary requirements regarding the importation of goods on behalf of its clients, including the Company. Customs recently assessed additional duties with respect to Cal Pacifico's importation of goods on behalf of its clients, including the importation of the Company's Finished Products, for the years 1993 and 1994, and it is anticipated that Customs will issue a pre-penalty notice to Cal Pacifico in respect of these years as well (collectively with the amounts referred to in the immediately preceding sentence, the "Disputed Amounts"). The Company has been advised by its special Customs counsel that, under applicable law, no person, by fraud, gross negligence or negligence, may (i) import merchandise into the commerce of the United States by means of any material and false document, statement or act, or any material omission, or (ii) aid or abet any other person to import merchandise in such manner. No proceeding has been initiated by Customs against the Company in respect of the matters which are the subject of the proceeding against Cal Pacifico. Since Cal Pacifico was the Company's United States customs broker and importer of record during each of the foregoing years, the Company believes that it is unlikely that Customs will assess against the Company any portion of the Disputed Amounts.

      Cal Pacifico is contesting Customs, assessment of the Disputed Amounts. Cal Pacifico's challenge to the assessment of the Disputed Amounts is in its preliminary stages. Given the present posture of Cal Pacifico's challenge, and the inherent uncertainty of contested matters such as this, it is not possible for the Company to express an opinion as to the likelihood that Cal Pacifico will prevail on its challenge. The Company has not been informed by Cal Pacifico or Customs as to the specific amount of the Disputed Amounts.

      Cal Pacifico has advised the Company that, should Cal Pacifico's challenge to the assessment of the Disputed Amounts prove to be unsuccessful, it will seek recovery from the Company, through arbitration, for any portion of the Disputed Amounts which it is required to pay to Customs. As part of the settlement agreement which resolved the Company's contract dispute with Cal Pacifico, the Company paid Cal Pacifico $550, which is to be applied toward Cal Pacifico's payment of Disputed Amounts. The $550 payment by the Company is to be credited toward any portion of the Disputed Amounts which the arbitrator determines the Company owes to Cal Pacifico. The actual amount so determined by the arbitrator may be less or greater than $550. Although the ultimate outcome of such an arbitration proceeding cannot be guaranteed, the Company believes that it has meritorious defenses to claims with respect to Disputed Amounts which Cal Pacifico might raise against the Company. These defenses would be based, among other factors, on the contractual relationship between the Company and Cal Pacifico (including a defense with respect to the availability of indemnification under the agreements between Cal

                                  ALARIS MEDICAL SYSTEMS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                       (Amounts in thousands, except per share data)

NOTE 14 - CONTINGENCIES AND LITIGATION (Continued)

Pacifico and the Company), the conduct of Cal Pacifico with respect to both the Company and Customs, and the compliance obligations of Cal Pacifico under applicable customs laws. Inasmuch as Cal Pacifico's challenge before Customs is still pending and any claim against the Company for indemnification would be based on Cal Pacifico's ultimate lack of success in that challenge, and inasmuch as any arbitration proceeding by which Cal Pacifico might seek indemnification has not been filed nor has Cal Pacifico committed itself to the theories under which it might seek indemnification or the recovery of damages from the Company, it is not possible for the Company to express an opinion at this time as to the likelihood of an unfavorable outcome in such a proceeding.

Other

      The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based on discussions with legal counsel, liabilities arising from such matters, if any, will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Key Executive Officers

      The following table sets forth certain information with respect to the Directors and certain key executive officers of the Company at March 23, 1998:


Name                                                              Age            Position
----                                                              ---  ----------------------------------
   ALARIS Medical and ALARIS Medical Systems:
     Jeffry M. Picower............................................ 55   Director, Chairman of the Board
     William J. Mercer............................................ 49   Director, President and Chief Executive Officer

     Douglas C. Jeffries.......................................... 41   Vice President and Chief Financial Officer
     Norman M. Dean(1)(2)......................................... 77   Director
     Henry Green.................................................. 55   Director
     Richard B. Kelsky(2)......................................... 42   Director

   ALARIS Medical Systems:
     John A. de Groot(3).......................................... 42   Vice President, Secretary and General Counsel

     Jake St. Philip.............................................. 45   Vice President of Sales-North America
     Richard M. Mirando........................................... 54   Vice President of Operations
     Henk van Rossem.............................................. 54   Vice President and General Manager for Europe,
                                                                           Africa and the Middle East

__________________________
(1)  Member of Audit Committee
(2)  Member of Compensation Committee
(3)  Mr. de Groot is also Secretary of ALARIS Medical, Inc.

      Jeffry M. Picower-Mr. Picower became a Director and the Chairman of the Board of ALARIS Medical Systems upon consummation of the Merger. Prior thereto, Mr. Picower served as a Director of IMED since March 1993 and the Chairman of the Board of IMED since May 1993. Mr. Picower served at ALARIS Medical as Chief Executive Officer from September 1993 until the consummation of the Merger and Co-Chairman of the Board from March 1993 to May 1993. Mr. Picower has served at ALARIS Medical as Chairman of the Board since May 1993 and a Director since March 1993. He was also a Director, Vice President and Assistant Treasurer of ALARIS Medical from September 1988 to March 1989 and Vice Chairman from December 1988 to June 1989. Since 1984, Mr. Picower has been Chairman of the Board and Chief Executive Officer of Monroe Systems for Business, Inc. ("Monroe"), a worldwide office equipment, distribution and service organization. Mr. Picower has been a Director of Physician Computer Network, Inc. ("PCN") since January 1994 and Chairman of the Board since June 1994. PCN, a corporation whose principal shareholder is Mr. Picower, operates a computer network linking its office-based physician members to health care organizations.

      William J. Mercer-Mr. Mercer became a Director, the President and the Chief Executive Officer of each of ALARIS Medical Systems and ALARIS Medical upon consummation of the Merger. Mr. Mercer served as the Chief Financial Officer of the Company from March 1997 until August 1997. Prior to the Merger, Mr. Mercer served as President, Chief Executive Officer and a Director of IVAC Medical Systems and President and a Director of IVAC Holdings since May 1995, and Chief Executive Officer of IVAC Holdings since January 1996. Prior to joining IVAC Medical Systems, Mr. Mercer held various positions at Mallinckrodt Group Inc. for 17 years, most recently as Senior Vice President. Mallinckrodt Group, Inc. is an international company serving specialty markets in human healthcare and pharmaceutical chemicals.

      Douglas C. Jeffries-Mr. Jeffries became a Vice President and the Chief Financial Officer of ALARIS Medical and ALARIS Medical Systems in August 1997. Prior thereto, Mr. Jeffries served as Vice President of Finance and Chief Financial Officer of Pyxis Corporation, a manufacturer of point-of-use dispensing systems for pharmaceuticals and medical supplies, since August 1996. From February 1994 through July 1996, Mr. Jeffries was Vice President, Management Information Systems, at Cardinal Health, Inc., a national health care service provider. From June 1992 through January 1994, Mr. Jeffries served as Corporate Controller of Whitmire Distribution, Inc., a wholesale pharmaceutical distributor.

      Norman M. Dean-Mr. Dean became a Director of ALARIS Medical Systems upon consummation of the Merger. Prior thereto, Mr. Dean served as a Director of IMED since April 1990. He has been a Director of ALARIS Medical since March 1989. Mr. Dean has been a Director and President of Foothills Financial Corporation, a venture capital company, since January 1985 and Chairman of the Board of Miller Diversified Corp., a commercial cattle feeder, since May 1990.

      Henry Green-Mr. Green became a Director of ALARIS Medical Systems upon consummation of the Merger. Prior thereto, Mr. Green served as a Director of IMED since September 1991. Mr. Green was President and Chief Operating Officer of ALARIS Medical from September 1990 to March 1993 and has been a Director of ALARIS Medical since 1991. Mr. Green was employed by PCN in March 1993 and served as President and Chief Executive Officer of PCN until December 1997. Mr. Green has been a Director of PCN since July 1993.

      Richard B. Kelsky-Mr. Kelsky became a Director of ALARIS Medical Systems upon consummation of the Merger. Prior thereto, Mr. Kelsky served as a Director of IMED since April 1990. He has served as a Director of ALARIS Medical since June 1989. Mr. Kelsky is a Director of Monroe and from 1984 to 1996 served as Vice President and General Counsel of Monroe and has served as Vice Chairman of Monroe since 1996. Mr. Kelsky has served as a Director of PCN since January 1992.

      John A. de Groot-Mr. de Groot became a Vice President and General Counsel of ALARIS Medical Systems upon consummation of the Merger. Mr. de Groot became the Secretary of ALARIS Medical and ALARIS Medical Systems in March 1997. Prior to the Merger, Mr. de Groot served as a Vice President and General Counsel of IVAC Holdings and IVAC Medical Systems since April 1995. From January 1991 to December 1996, Mr. de Groot was a partner in the law firm of Brobeck, Phleger & Harrison LLP, a firm he had been associated with since March 1987.

      Jake St. Philip-Mr. St. Philip became Vice President of Sales-North America of ALARIS Medical Systems upon consummation of the Merger. Prior thereto, Mr. St. Philip served as Vice President of Sales-North America of IVAC Medical Systems since June 1994. From 1981 to June 1994, Mr. St. Philip held various sales and marketing positions with IVAC Medical Systems.

      Richard M. Mirando-Mr. Mirando became Vice President of Operations of ALARIS Medical Systems upon consummation of the Merger. Prior thereto, Mr. Mirando served as Vice President and General Manager of International Business of IVAC Medical Systems since January 1995. From 1978 to January 1995, Mr. Mirando held various positions, including Marketing Manager, Director of Market Planning and Research, Director of Sales, Executive Director of International Operations, Vice President Sales and Marketing-Fluid

Delivery Division, Vice President-Corporate Accounts and Pricing, and Vice President-Corporate Quality/ Service Business Unit, with IVAC Medical Systems.

      Henk van Rossem-Mr. van Rossem became ALARIS Medical System's Vice President and General Manager for Europe, Africa and the Middle East in January 1997. Prior thereto, Mr. van Rossem held various international marketing and sales positions with Mallinckrodt Group, Inc. since 1984. Mr. van Rossem's last position with Mallinckrodt Group, Inc. was Vice President and General Manager of the European nuclear medicine division.

      There are no family relationships among the above Directors and executive officers.

Board of Directors

      The Board of Directors of the Company consists of five members. Directors serve for terms of one year and until their successors are duly elected and have qualified. The members of the Board of Directors of ALARIS Medical Systems also serve as and constitute all of the members of the Board of Directors of ALARIS Medical.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, is not applicable to the Company because the Company does not have any registered equity securities.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table summarizes certain information regarding compensation paid or accrued by the Company or IVAC Medical Systems to or on behalf of the Company's Chief Executive Officer, each of the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, whose total annual salary and bonus for the years ended December 31, 1997, 1996 and 1995 exceeded $100,000 (collectively, the "Named Executive officers") and Joseph W. Kuhn:



                                                                    SUMMARY COMPENSATION TABLE

                                                           Annual Compensation            Long-Term Compensation
                                                      ---------------------------       --------------------------
                                                                            Other                          All
                                                                           Annual        Securities      Other
                                       Year    Salary      Bonus        Compensation     Underlying   Compensation
Name and Principal Position             (1)    ($)(2)     ($)(3)          ($)(4)           Options        ($)
---------------------------            ----    ------     ------        -------------    ----------   -------------
William J. Mercer                      1997   400,008     360,000                  -             -            6,366
 President and Chief Executive         1996   319,334     312,965                  -       600,000        2,998,298
 Officer

John A. de Groot                       1997   200,004      87,395                  -             -            3,559
 Vice President, Secretary and         1996   131,254     125,232                  -       180,000          384,108
  General Counsel

Richard M. Mirando                     1997   197,316      71,047                  -             -            4,750
  Vice President of Operations         1996   181,319      92,401             13,216       180,000          625,939

Henk van Rossem                        1997   200,823      75,594             17,923       180,000           44,078
  Vice President and General           1996         -           -                  -             -                -
   Manager for Europe, Africa
   and the Middle East

Jake St. Philip                        1997   167,127      71,358                  -             -           20,484
  Vice President of Sales -            1996   144,894     111,425                  -       180,000          607,734
   North America

Joseph W. Kuhn(5)                      1997    41,668           -               2,227            -        1,118,878
                                       1996   226,348     139,236              12,519      175,000            3,413
                                       1995   175,000      60,000               9,250      125,000            2,053


__________________________

(1)  Compensation data is not presented for the Named Executives for 1995 as
     none were employed by the Company prior to November 26,    1996.

(2) 1996 "Salary" amounts for the Named Executives consists of salaries paid by IVAC Medical Systems through November 1996 and salaries paid by ALARIS Medical Systems for December 1996. 1997 salaries were paid by ALARIS Medical Systems or its subsidiaries.

(3) 1996 "Bonus" amounts for the Named Executives represents amounts earned in their respective positions with IVAC Medical Systems prior to the Merger but paid by ALARIS Medical Systems.

(4)  Amounts represent automobile allowances paid by the Company.

(5) Mr. Kuhn resigned his position as the Company's Executive Vice President and Chief Financial Officer in March of 1997. Prior to the Merger, Mr. Kuhn served as President, Treasurer and Secretary of IMED and President, Chief Financial Officer, Treasurer and Secretary of ALARIS Medical.


                                                                                          Stock
                                                          Company                         Option                     Total
                                                        Retirement       Relocation     Cancelation                  Other
Name                               Year              Contributions(1)   Payments(2)      Payment(3)      Other    Compensation
----                               -----             ---------------    -----------     -----------      -----    ------------
William J. Mercer                   1997                       4,750              -               -     1,616(4)         6,366
                                    1996                       4,120        271,980       2,722,198         -        2,998,298

John de Groot                       1997                       3,559              -               -         -            3,559
                                    1996                       3,000              -         381,108         -          384,108

Richard M. Mirando                  1997                       4,750              -               -         -            4,750
                                    1996                       5,440         23,202         597,297         -          625,939

Henk van Rossem                     1997                      17,568         26,510               -         -          44,078
                                    1996                           -              -               -         -               -

Jake St. Philip                     1997                       4,750              -               -    15,733(5)       20,483
                                    1996                       4,346          4,504         598,884         -         607,734

Joseph W. Kuhn                      1997                         878              -              -   1,118,000(6)   1,118,878
                                    1996                       3,413              -              -           -          3,413
                                    1995                       2,053              -              -           -          2,053

__________________________

(1)  Represents contributions made by the Company (and by IVAC
     Medical Systems prior to the Merger) to match pre-tax elective deferral contributions made by the Named Executives and Mr. Kuhn to retirement plans.

(2) Represents relocation and temporary living expenses paid by IVAC Medical Systems and the Company.

(3) Represents stock option cancelation payments paid by the Company in connection with the Merger for unexercised stock options previously granted under the IVAC Holdings 1995 stock option plan.

(4)  Represents life insurance premium paid by the Company.

(5) Represents the fair value of noncash awards grossed-up to cover applicable state and federal income taxes.

(6) Represents separation amount paid to Mr. Kuhn in connection with his resignation in March 1997 for various matters, including amount paid for cancelation of then outstanding stock options.

Employment Agreements

      In August 1996, Mr. Mercer entered into an employment agreement whereby he became employed full time by the Company upon consummation of the Merger. The agreement is for a term of five years, subject to automatic renewal for successive one-year periods and to earlier termination as provided therein. The agreement provides for, among other things, a base salary of $400,000, certain annual and additional bonuses beginning in the Company's 1997 fiscal year in an aggregate amount up to 100% of Mr. Mercer's base annual salary in each such year, options to purchase an aggregate of 600,000 shares of Common Stock, and, in the event Mr. Mercer's employment is terminated by the Company without cause or disability (as defined in the agreement), or by Mr. Mercer for good reason (as defined in the agreement), severance payments in an amount equal to Mr. Mercer's base salary annually until the end of the employment term. The agreement also contains certain confidentiality, non-solicitation and non-competition provisions.

Severance Plan

      The Company has in place a severance plan which provides officers of the Company with a lump sum payment equal to one year's base salary in the event of termination prior to November 26, 1998, if for other than cause.

Stock-Based Benefit Plans

      1988 Stock Option Plan. The Third Amended and Restated 1988 Stock Option Plan of ALARIS Medical (the "1988 Option Plan") was approved by the Board of Directors of ALARIS Medical and became effective on June 28, 1994. Under the 1988 Option Plan, incentive stock options with respect to shares of Common Stock ("ISOs"), as provided in Section 422 of the Internal Revenue Code, may be granted to key employees of ALARIS Medical and its subsidiaries (including the Company), and non-qualified stock options with respect to shares of Common Stock ("NQSOs") may be granted to key employees, Directors (except Directors eligible to participate in the Directors Plan), and officers of ALARIS Medical, its subsidiaries (including the Company) and affiliates, as well as independent contractors and consultants performing services for such entities. The maximum aggregate number of shares of Common Stock that may be issued under the 1988 Option Plan is 1,700,200. The number of shares of Common Stock which remain available for issuance under the 1988 Option Plan is 1,504,544, of which 707,471 are subject to currently outstanding options. The number of shares of Common Stock available under the 1988 Option Plan will be reduced on a share-for-share basis in respect of each share issued other than under the 1988 Option Plan to persons eligible to participate in the 1988 Option Plan. In the event of a change in the capitalization of ALARIS Medical which affects the Common Stock, the 1988 Committee (as defined) may make proportionate adjustments to the number of shares of Common Stock for which options may be granted and the number and exercise price of shares of Common Stock subject to outstanding options. Options may not be granted under the 1988 Option Plan on or after December 27, 1998.

      The 1988 Option Plan provides for administration by a committee appointed by the Board of Directors of ALARIS Medical (the "1988 Committee"). No member of the 1988 Committee is eligible to receive options under the 1988 Option Plan. The 1988 Committee has authority, subject to the terms of the 1988 Option Plan, to determine the individuals to whom options may be granted, the exercise price and number of shares of Common Stock subject to each option, whether the options granted to employees are to be ISOs, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option.

      Pursuant to the 1988 Option Plan, the purchase price of shares of Common Stock subject to ISOs must be not less than the fair market value of the Common Stock at the date of the grant; provided that the purchase price of shares subject to ISOs granted to any optionee who owns shares possessing more than 10% of the combined voting power of ALARIS Medical or any parent or subsidiary of ALARIS Medical ("Ten Percent Shareholder") must be not less than 110% of the fair market value of the Common Stock at the date of the grant. With respect to NQSOs, the purchase price of shares will be determined by the 1988 Committee at the time of the grant, but will not be less than the par value of a share of Common Stock. The maximum term of an option may not exceed 10 years from the date of grant, except with respect to ISOs granted to Ten Percent Shareholders which must expire within five years of the date of grant. Options granted vest and become exercisable as determined by the 1988 Committee. The 1988 Committee will limit the grant so that no more than 250,000 shares of Common Stock (subject to certain adjustments) may be awarded to any one employee in any calendar year. During the lifetime of an optionee, his or her options may be exercised only by such optionee. Options are not transferable other than by will or by the laws of descent and distribution.

      Payment of the purchase price for the shares of Common Stock to be received upon exercise of an option may be made in cash, in shares of Common Stock or in any combination thereof. In addition, the 1988 Committee may, pursuant to the terms of the stock option agreement between the optionee and ALARIS Medical, provide for payment of the purchase price by promissory note or by any other form of consideration permitted by law.

      Options granted to participants under the 1988 Option Plan are subject to forfeiture under certain circumstances in the event an optionee is no longer employed by or performing services for ALARIS Medical or the Company. In the event an optionee is terminated for cause, all unexercised options held by such optionee

(whether or not vested) expire upon such termination. If an optionee is no longer an officer, Director or employee other than as the result of having been terminated for cause, all unvested options expire at such time and all vested options expire twelve months thereafter, unless by their terms such options expire sooner.

      In the event of a change of control, as defined in the 1988 Option Plan, unless otherwise determined by the 1988 Committee at the time of grant or by amendment (with the holder's consent) of such grant, all options not vested on or prior to the effective time of any such change of control shall immediately vest as of such effective time.

      1996 Stock Option Plan. The 1996 Stock Option Plan of ALARIS Medical (the "1996 Option Plan") was approved by the Board of Directors of ALARIS Medical and became effective on November 26, 1996, subject to approval by the stockholders of ALARIS Medical, which was obtained at a meeting held on June 11, 1997. Under the 1996 Option Plan, ISOs with respect to shares of Common Stock may be granted to key employees of ALARIS Medical and its subsidiaries, and NQSOs with respect to shares of Common Stock may be granted to key employees, Directors (except Directors eligible to participate in the Directors Plan), and officers of ALARIS Medical, its subsidiaries and affiliates, as well as independent contractors and consultants performing services for such entities. The maximum aggregate number of shares of Common Stock that may be issued under the 1996 Option Plan is 4,000,000. The number of shares of Common Stock which remain available for issuance under the 1996 Option Plan is 3,997,950, of which 3,165,192 are subject to currently outstanding options. The number of shares of Common Stock available under the 1996 Option Plan will be reduced on a share-for-share basis in respect of each share issued other than under the 1996 Option Plan to persons eligible to participate in the 1996 Option Plan. In the event of a change in the capitalization of ALARIS Medical which affects the Common Stock, the 1996 Committee (as defined) may make proportionate adjustments to the number of shares of Common Stock for which options may be granted and the number and exercise price of shares of Common Stock subject to outstanding options. Options may not be granted under the 1996 Option Plan on or after November 26, 2006.

      The 1996 Option Plan provides for administration by a committee appointed by the Board of Directors of ALARIS Medical (the "1996 Committee"), consisting of not less than a sufficient number of non-employee directors (as such term is defined in Rule 16b-3 under the Exchange Act) who are also "outside directors" (within the meaning of Section 162(m) of the Code) so as to qualify the 1996 Committee to administer the 1996 Option Plan as contemplated by Rule 16b-3 and Section 162(m), respectively. No member of the 1996 Committee is eligible to receive options under the 1996 Option plan. The 1996 Committee has authority, subject to the terms of the 1996 Option Plan, to determine the individuals to whom options may be granted, the exercise price and number of shares of Common Stock subject to each option, whether the options granted to employees are to be ISOs, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option.

      Pursuant to the 1996 Option Plan, the purchase price of shares of Common Stock subject to ISOs must be not less than the fair market value of the Common Stock at the date of the grant; provided that the purchase price of shares subject to ISOs granted to any optionee who owns shares possessing more than 10% of the combined voting power of ALARIS Medical or any parent or subsidiary of ALARIS Medical ("Ten Percent Shareholder") must be not less than 110% of the fair market value of the Common Stock at the date of the grant. With respect to NQSOs, the purchase price of shares will be determined by the 1996 Committee at the time of the grant, but will not be less than the par value of a share of Common Stock. The maximum term of an option may not exceed 10 years from the date of grant, except with respect to ISOs granted to Ten Percent Shareholders which must expire within five years of the date of grant. Options granted vest and become exercisable as determined by the 1996 Committee. Under the 1996 Option Plan, no more than 600,000 shares of Common Stock (subject to certain adjustments) may be awarded to any one employee in any calendar year. During the lifetime of an optionee, his or her options may be exercised only by such optionee or by his or her guardian or legal representative, except that the 1996 Committee may permit a NQSO to be transferred to and exercised by one or more transferees of an optionee during such optionee's lifetime. Options are not transferable other than (i) as provided in the immediately preceding sentence; (ii) by will; (iii) by the laws of descent and distribution; or (iv) to a beneficiary upon the death of the optionee.

      Payment of the purchase price for the shares of Common Stock to be received upon exercise of an option may be made in cash, in shares of Common Stock or in any combination thereof. In addition, the 1996 Committee may, pursuant to the terms of the stock option agreement between the optionee and ALARIS Medical, provide for payment of the purchase price by promissory note or by any other form of consideration permitted by law.

      Options granted to participants under the 1996 Option Plan are subject to forfeiture under certain circumstances in the event an optionee is no longer employed by or performing services for the Company. Unless otherwise provided by the 1996 Committee in the optionee's stock option agreement, in the event the employment of an optionee who is an officer or employee is terminated for cause, or in the event the services of an optionee who is a consultant or independent contractor are terminated for cause, all unexercised options held by such optionee on the date of such termination (whether or not vested) will expire immediately. If an optionee who is a Director (but not an officer or employee) is removed from the Board of Directors for cause, all unexercised options held by such optionee on the date of such removal (whether or not vested) will expire immediately.

      Unless otherwise provided by the 1996 Committee in the optionee's stock option agreement, in the event an optionee is no longer a Director, officer, employee, consultant or independent contractor, other than as a result of having been terminated for cause, all options which remain unvested on the date the optionee ceases to be a Director, officer, employee, consultant or independent contractor, as the case may be, will expire immediately, and all options which have vested prior to such date will expire twelve months thereafter unless by their terms they expire sooner.

      In the event of a change of control, as defined in the 1996 Option Plan, unless otherwise determined by the 1996 Committee at the time of grant or by amendment (with the holder's consent) of such grant, all options not vested on or prior to the effective time of any such change of control shall immediately vest prior to such effective time. Unless otherwise determined by the 1996 Committee in an optionee's stock option agreement or at the time of the change of control, in the event of a change of control, all unexercised options held by such optionee shall terminate and cease to be outstanding immediately following the change of control.

      The following table sets forth certain information with respect to stock options granted during 1997 to the Named Executive Officers pursuant to the 1988 Option Plan and the 1996 Option Plan.

                                        OPTION GRANTS IN 1997

                                                                                      Potential Realizable Value
                            Number of      Percent of                                 at Assumed Annual Rate
                           Securities    Total Options    Exercise                    of Stock Appreciation for
                           Underlying      Granted to     of Base                         the Option Termr
                            Options        Employees       Price      Expiration      --------------------------
                            Granted         in 1997       ($/Share)      Date            5%($)         10%($)
                           ---------     -----------     ----------   -----------     -------------  ------------
Henk van Rossem               36,001             3.8%          3.19       7-24-06            54,832       131,333
Henk van Rossem              143,999            15.4%          3.19       7-24-10           365,582       982,302


                       AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                        AND OPTION VALUES AS OF DECEMBER 31, 1997

                                                                                            Value of Unexercised
                                                            Number of Securities                in-the-Money
                                Share                      Underlying Unexercised           Options at 12/31/97
                               Acquired       Value            Options at 12/31/97                  ($) (1)
                                 on          Realized     -----------------------------   -----------------------------
                              Exercise           $        Exercisable     Unexercisable   Exercisable    Unexercisable
                              --------       ---------    ------------    -------------   -----------    --------------
William J. Mercer                    -               -         200,000         400,000        375,000           750,000
John A. de Groot                     -               -          63,667         116,333        119,376           218,124
Richard M. Mirando                   -               -          63,667         116,333        119,376           218,124
Henk van Rossem                      -               -          45,001         134,999         75,962           227,878
Jake St. Philip                      -               -          63,667         116,333        119,376           218,124

__________________________


(1) Calculated based on the excess of the closing price of ALARIS Medical's common stock on December 31, 1997 ($4.875) as reported in the NASDAQ National Market Issues published in The Wall Street Journal over the option exercise price.

      Directors Plan. Certain Directors of the Company will be eligible to participate in the Second Amended and Restated 1990 Non-Qualified Stock Option Plan for Non-Employee Directors of ALARIS Medical (the "Directors Plan"). The Directors Plan was approved by the Board of Directors and became effective on June 28, 1994. Directors who are eligible participants in the Directors Plan are not eligible to receive awards under the 1988 Option Plan and the 1996 Option Plan. An aggregate of 250,000 shares of Common Stock may be issued under the Directors Plan. The number of shares of Common Stock which remained available for issuance under the Directors Plan was 238,800, of which 87,000 are subject to currently outstanding options. The number of shares of Common Stock available under the Directors Plan will be reduced on a share-for-share basis in respect of each share issued other than under the Directors Plan to persons eligible to participate in the Directors Plan. In the event of a change in the capitalization of ALARIS Medical which affects the Common Stock, the committee of the Board of Directors of ALARIS Medical which administers the Directors Plan (the "Plan Committee") may make proportionate adjustments to the number of shares of Common Stock for which NQSOs may be granted and to the number and exercise price of shares of Common Stock subject to outstanding NQSOs. NQSOs may not be granted under the Directors Plan on or after September 7, 2000.

      The Plan Committee consists of at least two individuals who are not eligible to participate in the Directors Plan. The Plan Committee has the authority to administer all aspects of the Directors Plan other than

(i) the grant of NQSOs; (ii) the number of shares of Common Stock subject to NQSOs; (iii) the rate at which options granted thereunder vest and become first exercisable; and (iv) the price at which each share covered by a NQSO may be purchased, all of which are determined automatically under the Directors Plan.

      On September 10, 1990, initial grants of NQSOs covering 12,000 shares of Common Stock were made automatically under the Directors Plan to each of ALARIS Medical's non-employee Directors. An initial grant of NQSOs covering 12,000 shares of Common Stock also will be made automatically to any person who becomes an eligible participant after September 10, 1990, on the business day following such person's election to the Board of Directors of the Company or ALARIS Medical. During the term of the Directors Plan, additional grants of NQSOs covering 12,000 shares of Common Stock will be made to each participant in the Directors Plan every three years on the anniversary of such person's initial NQSO grant. The NQSOs granted under the Directors Plan will vest and become exercisable at the rate of 4,000 shares for every twelve-month period of continuous service on the Board of Directors, provided that the optionee is still a member of the Board of Directors on that date. For purposes of vesting, participants will receive credit for any period of continuous service prior to September 7, 1990. The term of each NQSO is five years from the date of grant. During the lifetime of an optionee, his or her NQSOs may be exercised only by the optionee and the NQSOs are not transferable other than by will or by the laws of descent and distribution. NQSOs granted under the Directors Plan which have not yet vested are subject to termination if the optionee ceases to be a Director or becomes an employee of ALARIS Medical and all NQSOs which have vested expire twelve months after such change in status, unless by their terms such NQSOs expire sooner. In the event that an optionee is removed from the Board of Directors for cause, all unexercised NQSOs, whether or not vested, expire upon such removal.

      The purchase price of shares of Common Stock subject to NQSOs is the fair market value of the Common Stock on the date of the grant. Payment for the shares of Common Stock to be received by a optionee upon exercise of a NQSO may be in cash or in shares of Common Stock. In addition, the Plan Committee may provide in such optionee's stock option agreement for payment of the purchase price by promissory note or any other form of consideration permitted by law.

      In the event of a change of control, as defined in the Directors Plan, all NQSOs not vested on or prior to the effective time of any such change in control shall immediately vest as of such effective time.

      In May 1997, the Board of Directors of ALARIS Medical approved, subject to approval by the stockholders of ALARIS Medical, which was obtained on June 11, 1997, the amendment and restatement of the Directors Plan. The Directors Plan was amended and restated in order to (i) maintain ALARIS Medical's ability to attract and reward its Directors by increasing the number of shares of common stock subject to each automatic award under the Directors Plan formula from 12,000 to 15,000; (ii) make automatic awards under the Directors Plan available to any Director who does not receive a salary as an officer of ALARIS Medical or the Company; and (iii) conform the Directors Plan to corresponding provisions in the newly adopted 1996 Option Plan and changes in applicable law.

Compensation of Directors

      Members of the Board of Directors who are not employees of the Company are paid $10,000 per annum by ALARIS Medical. This compensation is for serving as a Director of both ALARIS Medical and ALARIS Medical Systems. In addition, every three years such Directors will receive options to purchase 15,000 shares of Common Stock pursuant to the Directors Plan, which options will vest at a rate of 5,000 shares per annum. See "-Stock-Based Benefit Plans-Directors Plan." Travel and accommodation expenses of Directors incurred in connection with meetings are reimbursed by the Company. All of the Directors are covered by ALARIS Medical's director's liability insurance policy.

      In 1996, Mr. Dean was granted an option on 10,000 shares of Common Stock in consideration for service on a special committee of the Board of Directors of ALARIS Medical. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

      On March 15, 1996, Mr. Green's consulting agreement with ALARIS Medical expired. The consulting agreement, which had a three-year term, provided for the payment to Mr. Green of consulting fees in the amount of $100,000 per annum. On March 16, 1996, Mr. Green became eligible to receive the aforesaid non-employee annual Director compensation of $10,000 and an option to purchase 12,000 shares of Common Stock under the Directors Plan.

      On June 11, 1997, Mr. Picower was granted an option on 15,000 shares of Common Stock pursuant to the Directors Plan. The options vest at the rate of 5,000 shares per year for three years beginning June 1998.

Compensation Committee Interlocks and Insider Participation

      There are no reportable compensation committee interlocks or insider participation transactions.

      In connection with the Merger, Mr. Mercer entered into a new employment agreement with the Company. See "-Employment Agreements."

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

      All of the outstanding capital stock of the Company is owned by ALARIS Medical. The following table sets forth, at March 23, 1998, information regarding the beneficial ownership of Common Stock by (i) all persons known by ALARIS Medical who own beneficially more than 5% of the outstanding Common Stock; (ii) each Director of ALARIS Medical; (iii) each of the Named Executive Officers; and (iv) all Directors and the Named Executive Officers as a group. Unless otherwise stated, ALARIS Medical believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares. In addition, unless otherwise indicated, each such person's business address is 10221 Wateridge Circle, San Diego, California 92121.

                                                                                                 Shares
                                                                                             Beneficially          Percentage
                                                                                                 Owned             of Total (1)
                                                                                             ----------------   --------------
           Jeffry M. Picower.........................................................           46,643,209 (2)           78.3%
              South Ocean Blvd.
              Palm Beach, FL 33480
           William J. Mercer.........................................................              356,200 (3)          *
           Norman M. Dean............................................................               24,500 (4)          *
           Henry Green...............................................................                9,000 (5)          *
           Richard B. Kelsky.........................................................               98,100 (6)          *
           Jake St. Philip...........................................................               63,667 (7)          *
           Richard M. Mirando........................................................               73,667 (8)          *
           John A. de Groot..........................................................               68,667 (9)          *
           Henk van Rossem...........................................................               45,001 (10)         *
           All Directors and Named Executive Offices as a group......................           47,382,011 (11)          79.5%
              (9 individuals)


_________________________
*    Less than 1%

(1) Calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. At March 23, 1998, ALARIS Medical had 59,122,035 shares of Common Stock outstanding.

(2)  Includes (i) 20,079,477 shares of Common Stock owned by
     Decisions; (ii) 2,489,463 shares of Common Stock owned by JA Special Partnership Limited ("JA Special"); and (iii) 24,074,269 shares of Common Stock owned by JD Partnership, L.P. ("JD Partnership"). Does not include an option to purchase 15,000 shares of Common Stock granted under the Directors Plan that vests over time. Mr. Picower is the sole stockholder and sole Director of Decisions, which is the sole general partner of JD Partnership, and the sole general partner of JA Special. As a result, Mr. Picower shares or has the sole power to vote or direct the vote of and to dispose or direct the disposition of such shares of Common Stock and may be deemed to be the beneficial owner of such shares.

(3) Includes (i) 156,200 shares of Common Stock owned by the William J. Mercer Trust, of which Mr. Mercer is the trustee and a beneficiary, and (ii) currently exercisable option on 200,000 shares of Common Stock granted upon consummation of the Merger under the 1996 Option Plan. In addition, pursuant to an employment agreement with the Company, Mr. Mercer has been granted under the 1996 Option Plan an additional option on 400,000 shares of Common Stock that vests over time. See "Management-Employment Agreements."

(4) Includes currently exercisable option on 16,000 shares of Common Stock under the Directors Plan, and currently exercisable option on 4,500 shares of Common Stock granted in consideration for service on a special committee of the Board of Directors. Does not include (i) option on an additional 8,000 shares of Common Stock granted under the Directors Plan that vests over time and (ii) option on 5,500 shares of Common Stock granted in consideration for service on a special committee of the Board of Directors of ALARIS Medical that vests over time.

(5) Does not include an option to purchase 8,000 of Common Stock granted under the Directors Plan that vests over time.

(6) Includes currently exercisable option on 16,000 shares of Common Stock granted under the Directors Plan. Does not include option on an additional 8,000 shares of Common Stock granted under the Directors Plan that vests over time.

(7) Represents currently exercisable option on 63,667 shares of Common Stock granted under the 1996 Option Plan. Does not include option of 116,333 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(8) Includes (i) 10,000 shares of Common Stock owned by Richard M. Mirando, and (ii) a currently excercisable option on 63,667 shares of Common Stock granted under the 1996 Option Plan. Does not include option of 116,333 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(9) Includes (i) 5,000 shares of Common Stock owned by John A. de Groot, and (ii) a currently excercisable option on 63,667 shares of Common Stock granted under the 1996 Option Plan. Does not include option of 116,333 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(10) Includes currently exercisable option on 45,001 shares of Common Stock granted under the 1996 Option Plan. Does not include option on an additional 134,999 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(11) Includes currently exercisable options on 440,502 shares of
     Common Stock granted under the 1996 Option Plan and 36,000
     shares of   Common Stock granted under the Directors Plan.

Possible Changes in Control

   All of the Company's outstanding equity securities have been pledged by ALARIS Medical to secure the Company's obligations under the ALARIS Medical System's bank credit facility. The bank credit facility contains certain events of default after expiration of applicable grace periods, including failure to make payments under the bank credit facility; breach of representations and warranties; breach of covenants; default under other agreements or conditions relating to indebtedness; certain events of insolvency or bankruptcy with respect to the Company or certain subsidiaries; certain ERISA violations; invalidity or disaffirmance of any guarantee or pledge agreement; certain judgments and certain events relating to changes in control of ALARIS Medical Systems and ALARIS Medical. In the event of a default under the bank credit facility, the lenders thereunder have certain rights as secured creditors under the terms of the bank credit facility to vote and to sell or otherwise dispose of such pledged shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

    1.  Financial Statements:

        The following financial statements of ALARIS Medical Systems, Inc. and its subsidiaries are included in Part II, Item 8 of this report, on the following pages:


                                                                                                                            Page
                                                                                                                            ----
    Report of Independent Accountants.........................................................................                37
    Consolidated Balance Sheet at December 31, 1996 and 1997..................................................                38
    Consolidated Statement of Operations for the years ended December 31, 1995,
     1996 and 1997............................................................................................                39
    Consolidated Statement of Cash Flows for the years ended December 31, 1995,
     1996 and 1997............................................................................................                40
    Consolidated Statement of Stockholders' Equity (Deficit) for the period from
     December 31, 1994 to December 31, 1997...................................................................                41
    Notes to Consolidated Financial Statements................................................................                42


  2.  Financial Statement Schedules:

      Schedule II-Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 1997

      All other schedules have been omitted because they are inapplicable, not required or the required information is included in the financial statements or notes thereto.

  3.  Exhibits:



  Exhibit No.                                                       Description of Exhibit
-------------                                                       -----------------------

  3.1                      - Amended and Restated Certificate of Incorporation of the Company.*

  3.2                      - Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.**

  3.3                      - Amended and Restated By-Laws of the Company.*

  4.1                      - Indenture dated as of November 26, 1996 among IMED Corporation, IMED International Trading Corp. and
                             United States Trust Company of New York, as trustee (including form of Notes) (Incorporated by reference to Exhibit 10.2 to the AM December 8-K).

  4.2                      - Indenture Assumption Agreement dated as of November 26, 1996 between IVAC Holdings, Inc. and United
                             States Trust Company of New York, as trustee.*

  4.3                      - Supplemental Indenture dated as of November 26, 1996 between IVAC Overseas Holdings, Inc. and United
                             States Trust Company of New York, as trustee.*

  4.4                      - Registration Rights Agreement dated as of November 26, 1996 among IMED Corporation, IMED
                             International Trading Corp., Donaldson, Lufkin and Jenrette Securities Corporation, BT Securities
                             Corporation, Bear, Stearns & Co. Inc. and Paribas Corporation.*



  Exhibit No.                                                       Description of Exhibit
-------------                                                       -----------------------


  4.5                      - Registration Rights Assumption Agreement dated as of November 26, 1996 between IVAC Holdings, Inc.
                             and IVAC Overseas Holdings, Inc.*

 10.1                      - Credit Agreement dated as of November 26, 1996 among Advanced Medical, Inc., IMED Corporation,
                             Various Lending Institutions, Bankers Trust Company, Banque Paribas and Donaldson, Lufkin & Jenrette
                             Securities Corporation (Incorporated by reference to Exhibit 10.1 to the AM December 8-K).

 10.2                      - Employment Agreement dated as of August 23, 1996 among William J. Mercer, IMED Corporation and
                             Advanced Medical, Inc. (Incorporated by reference to Exhibit 10.4 to the AM December 8-K).

 10.3                      - Employment Agreement dated as of August 23, 1996 among Joseph W. Kuhn, IMED Corporation and Advanced
                             Medical, Inc. (Incorporated by reference to Exhibit 10.5 to the AM December 8-K).

 10.4                      - Advanced Medical, Inc.'s Third Amended and Restated 1988 Stock Option Plan (Incorporated by
                             reference to Annex IV to Advanced Medical, Inc.'s Proxy Statement dated July 25, 1994 for its
                             Special Meeting of Stockholders held on August 11, 1994 (the "AM August 1994 Proxy Statement")).

 10.5                      - Advanced Medical, Inc.'s Second Amended and Restated 1990 Non-Qualified Stock Option Plan for
                             Non-Employee Directors (Incorporated by reference to Annex V to the AM August 1994 Proxy Statement).

 10.6                      - Form of Indemnification Agreements between IVAC Holdings, Inc. and certain of its directors and officers (Incorporated by reference to Exhibit 10.2 to IVAC Medical System, Inc.'s Report on Form
                             10-Q for the quarter ended June 30, 1996).

 10.7                      - Wateridge Plaza Office Building Lease Agreement dated as of December 1, 1995 between California
                             Public Employees' Retirement System and IVAC Corporation (Incorporated by reference to Exhibit 10.12 to IVAC Medical Systems, Inc.'s Report on Form 10-K for the year ended December 31, 1995 (the "IVAC
                             1995 Form 10-K")).

 10.8                      - Activity Road Lease Agreement dated as of October 25, 1995 between Rancho Bernardo Corporate Center
                             Ltd. and IVAC Corporation (Incorporated by reference to Exhibit 10.13 to the IVAC 1995 Form 10-K).

 10.9                      - Kenamar Court Lease Agreement dated as of January 24, 1996 between Brentcrest Properties, Inc. and
                             IVAC Corporation (Incorporated by reference to Exhibit 10.14 of the IVAC 1995 Form 10-K).

 10.10                     - Development and Exclusive Distribution Agreement dated May 8, 1995 between Debiotech SA and IMED
                             Corporation (Incorporated by reference to Exhibit 10.7 of Amendment No. 2 dated January 31, 1996 to
                             Advanced Medical, Inc.'s Report on Form 10-Q for the quarter ended September 30, 1995).

 10.11                     - Asset Transfer Agreement dated June 26, 1996 among IMED Ltd., IMED Corporation, Pharmacia AB and
                             Pharmacia & Upjohn Limited with respect to the acquisition of certain European assets (Incorporated by reference to Exhibit 10.28 to Advanced Medical, Inc.'s Report on Form 10-Q for the quarter ended
                             June 30, 1996 (the "AM June 1996 Form 10-Q")).

 10.12                     - Assignment Agreement dated June 26, 1996 among IMED Corporation, IMED International Trading Corp.,
                             Advanced Medical, Inc. and Pharmacia, AB with respect to the acquisition of European distribution rights (Incorporated by reference to Exhibit 10.29 to the AM June 1996 Form 10-Q).




  Exhibit No.                                                       Description of Exhibit
-------------                                                       -----------------------


 10.13                     - Amendment and Waiver No. 1 to Credit Agreement dated as of March 28, 1997. (Filed as an exhibit to
                             Amendment No. 2 to the Registration Statement on Form S-4 (333-18687) of ALARIS Medical Systems,
                             IVAC Overseas and IMED Trading dated May 28, 1997.)

 10.14                     - ALARIS Medical, Inc. 1996 Stock Option Plan (Incorporated by reference to Exhibit A to ALARIS
                             Medical, Inc.'s Proxy Statement dated May 5, 1997 for its Annual Meeting of Stockholders (the
                             "ALARIS Proxy Statement")).

 10.15                     - ALARIS Medical, Inc. Third Amended and Restated 1990 Non-Qualified Stock Option Plan for
                             Non-Employee Directors (Incorporated by reference to Exhibit B to the ALARIS Proxy Statement).


 10.16                     - Amendment No.2 to Credit Agreement dated as of August 12, 1997. (Filed as an exhibit to Amendment
                             No. 6 to the Registration Statement on Form S-4 (333-18687) of ALARIS Medical Systems, IVAC Overseas
                             and IMED Trading dated August 19, 1997.)

 10.17                     - Confidential Settlement Agreement and Mutual General Release of all Claims, dated May 11, 1993 by and among Richard L. Grounsell, IMED Corporation, Warner-Lambert Company, Donald O'Neill, John
                             Sifers, Michael Scharing, Dan Kelly and Bud Humphrey. (Incorporated by reference to Exhibit 19.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1993.)

 21                        - List of Subsidiaries of ALARIS Medical Systems, Inc.

 27                        - Financial Data Schedule.


________________________

* Filed as an exhibit to the Registration Statement on Form S-4 (333-18687) of the Company, IVAC Overseas Holdings, Inc. and IMED International Trading Corp. dated December 24, 1996.

** Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 (333-18687) of ALARIS Medical Systems, Inc., IVAC Overseas Holdings, Inc. and IMED International Trading Corp. dated May 28, 1997.

(b) Report on Form 8-K.

    None.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on March 30, 1998.

                  Alaris Medical SYSTEMS, Inc.

                  By: /s/ William J. Mercer
                  ----------------------------------------------
                   Name:  William J. Mercer
                   Title: President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                                                            Title(s)
-----                                                           -------
     /s/ Jeffry M. Picower                         Director and Chairman of the Board
---------------------------------
      Jeffry M. Picower


     /s/ William J. Mercer                         Director, President, and Chief Executive Officer
---------------------------------
      William J. Mercer


     /s/ Douglas C. Jeffries                       Vice President and Chief Financial Officer
---------------------------------                  (Principal Financal and Accounting Officer)
      Douglas C. Jeffries


      /s/ Norman M. Dean                           Director
---------------------------------
      Norman M. Dean


      /s/ Henry Green                              Director
---------------------------------
       Henry Green


     /s/ Richard B. kelsky                         Director
---------------------------------
      Richard B. Kelsky


                ALARIS MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
         Schedule II - Valuation and Qualifying Accounts and Reserves
              For the Three Years Ended December 31, 1997
-------------------------------------------------------------------------------
                       (Dollars in Thousands)





                                                                 Additions      Additions
                                                   Balance at    charged to      charged                         Balance at
                                                   beginning     costs and       to other                          end of
                                                   of period      expenses      accounts(1)     Deductions(2)      period
                                                  -----------    ----------    ------------    --------------    -----------
Deducted from receivables
Allowance for doubtful accounts:
  Year ended December 31, 1995................         $  855       $  100          --                 $  (80)       $  875
  Year ended December 31, 1996................            875          100       $ 3,320                 (210)        4,085
  Year ended December 31, 1997................          4,085          810          --                 (1,636)        3,259

_________________________

(1) Represents amount of allowance for doubtful accounts assigned to accounts receivables acquired in the Merger.

(2) Represents accounts written-off as uncollectible, net of collections on accounts previously written-off.

                                                       S-II-1

                                        EXHIBIT INDEX



  Exhibit No.               Description of Exhibit
  21                    List of Subsidiaries of ALARIS Medical Systems, Inc
  27                    Financial Data Schedule



   Exhibit 27 has been omitted from this copy of ALARIS Medical Systems, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.