Form 10-Q
period 1998-03-31
ALARIS MEDICAL SYSTEMS INC
filed 1998-05-15
CIK 1029069

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                      FORM 10-Q


               (MARK ONE)
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended MARCH 31, 1998 or

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ___________ to ___________


Commission File Number:       333-18687
                         ------------------


                         ALARIS MEDICAL SYSTEMS, INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Delaware                                     13-3800335
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


           10221 Wateridge Circle, San Diego, CA       92121
------------------------------------------------------------------------------
          (Address of principal executive offices)  (Zip Code)


                               (619) 458-7000
------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                 -----     -----

On May 7, 1998, the registrant had 1,000 shares of common stock outstanding.

                         ALARIS MEDICAL SYSTEMS, INC.
-------------------------------------------------------------------------------


                                    INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

          Item 1 - Financial Statements:
                                                                         Page
                                                                         ----
               Condensed consolidated balance sheet at
               December 31, 1997 and March 31, 1998                        3

               Condensed consolidated statement of operations for
               the three months ended March 31, 1997 and 1998              4

               Condensed consolidated statement of cash flows for the
               three months ended March 31, 1997 and 1998                  5

               Condensed consolidated statement of changes in
               stockholder's equity for the period from
               December 31, 1997 to March 31, 1998                         6

               Notes to the condensed consolidated financial statements    7


          Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        11


PART II. OTHER INFORMATION
--------------------------

          Item 1 - Legal Proceedings                                      18

          Item 6 - Exhibits and Reports on Form 8-K                       19

                                  FORM 10 - Q
                                PART 1 - ITEM 1
                             FINANCIAL INFORMATION


                          ALARIS MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


                                             ASSETS
                                                                                DECEMBER 31,    MARCH 31,
                                                                                   1997            1998
                                                                                ------------   -----------
                                                                                               (UNAUDITED)
Current assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   6,918      $   3,804
   Receivables, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .          83,406         80,724
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          61,666         58,872
   Prepaid expenses and other current assets . . . . . . . . . . . . . . .          23,319         23,165
                                                                                 ---------      ---------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . .         175,309        166,565

Net investment in sales-type leases, less current portion. . . . . . . . .          30,404         27,792
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . .          55,365         55,888
Other non-current assets . . . . . . . . . . . . . . . . . . . . . . . . .          15,749         16,938
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . .         286,279        282,463
                                                                                 ---------      ---------

                                                                                 $ 563,106      $ 549,646
                                                                                 ---------      ---------
                                                                                 ---------      ---------

                                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . .       $  14,559      $  14,619
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,927         20,577
   Accrued expenses and other current liabilities. . . . . . . . . . . . .          51,739         54,755
                                                                                 ---------      ---------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . .          90,225         89,951
                                                                                 ---------      ---------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         415,419        403,188
Other non-current liabilities. . . . . . . . . . . . . . . . . . . . . . .          18,515         17,903
                                                                                 ---------      ---------
   Total non-current liabilities . . . . . . . . . . . . . . . . . . . . .         433,934        421,091
                                                                                 ---------      ---------

Contingent liabilities and commitments (Note 5)

Common stock and other stockholder's equity:
   Common stock and capital in excess of par value, authorized 3,000 common shares at $.01 par value; 1,000 issued and outstanding
      at December 31, 1997 and March 31, 1998. . . . . . . . . . . . . . .          98,503         98,503
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .         (55,930)       (56,214)
   Equity adjustment for foreign currency translation. . . . . . . . . . .          (3,626)        (3,685)
                                                                                 ---------      ---------
      Total stockholder's equity . . . . . . . . . . . . . . . . . . . . .          38,947         38,604
                                                                                 ---------      ---------

                                                                                 $ 563,106      $ 549,646
                                                                                 ---------      ---------
                                                                                 ---------      ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALARIS MEDICAL SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                          1997           1998
                                                                        --------       --------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 81,995       $ 86,971
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . .          46,970         44,854
                                                                        --------       --------
Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . .          35,025         42,117
                                                                        --------       --------

Selling and marketing expenses . . . . . . . . . . . . . . . . .          15,495         17,129
General and administrative expenses. . . . . . . . . . . . . . .           8,928          9,533
Research and development expenses. . . . . . . . . . . . . . . .           4,068          4,340
Integration and other non-recurring charges. . . . . . . . . . .           2,517              -
                                                                        --------       --------

   Total operating expenses. . . . . . . . . . . . . . . . . . .          31,008         31,002
                                                                        --------       --------

Lease interest income. . . . . . . . . . . . . . . . . . . . . .           1,162          1,162
                                                                        --------       --------

   Income from operations. . . . . . . . . . . . . . . . . . . .           5,179         12,277
                                                                        --------       --------

Other income (expenses):
   Interest income . . . . . . . . . . . . . . . . . . . . . . .             137             61
   Interest expense. . . . . . . . . . . . . . . . . . . . . . .         (10,370)       (10,833)
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .            (147)          (357)
                                                                        --------       --------

Total other expense. . . . . . . . . . . . . . . . . . . . . . .         (10,380)       (11,129)
                                                                        --------       --------

(Loss) income before income taxes. . . . . . . . . . . . . . . .          (5,201)         1,148
(Benefit from) provision for income taxes. . . . . . . . . . . .          (1,900)           630
                                                                        --------       --------

Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . .        $ (3,301)      $    518
                                                                        --------       --------
                                                                        --------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALARIS MEDICAL SYSTEMS, INC.

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                            (DOLLARS IN THOUSANDS)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                          1997           1998
                                                                        --------       --------
Net cash provided by operating activities. . . . . . . . . . . .        $ 10,605       $ 14,987
                                                                        --------       --------

Cash flows from investing activities:
   Net capital expenditures. . . . . . . . . . . . . . . . . . .          (4,868)        (5,002)
                                                                        --------       --------

Net cash used in investing activities. . . . . . . . . . . . . .          (4,868)        (5,002)
                                                                        --------       --------

Cash flows from financing activities:
   Principal payments on long-term debt. . . . . . . . . . . . .          (3,309)        (6,072)
   Proceeds under revolving credit facility. . . . . . . . . . .           4,300         10,300
   Repayments under revolving credit facility. . . . . . . . . .               -        (16,500)
   Dividends to ALARIS Medical . . . . . . . . . . . . . . . . .            (757)          (802)
   Debt issue costs. . . . . . . . . . . . . . . . . . . . . . .            (109)             -
                                                                        --------       --------

Net cash provided by (used in) financing activities. . . . . . .             125        (13,074)
                                                                        --------       --------

Effect of exchange rate changes on cash. . . . . . . . . . . . .            (375)           (25)
                                                                        --------       --------

Net increase (decrease) in cash. . . . . . . . . . . . . . . . .           5,487         (3,114)
Cash at beginning of period. . . . . . . . . . . . . . . . . . .           9,148          6,918
                                                                        --------       --------

Cash at end of period. . . . . . . . . . . . . . . . . . . . . .      $   14,635     $    3,804
                                                                        --------       --------
                                                                        --------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ALARIS MEDICAL SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                           STOCKHOLDER'S EQUITY (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                       COMMON STOCK
                                       AND CAPITAL                           EQUITY
                                  IN EXCESS OF PAR VALUE                 ADJUSTMENT FOR
                                  ----------------------    ACCUMULATED FOREIGN CURRENCY
                                   SHARES      AMOUNT         DEFICIT      TRANSLATION       TOTAL
                                  --------   ----------     ----------- ----------------  ----------
Balance at December 31, 1997       1,000      $ 98,503       $(55,930)       $(3,626)      $ 38,947

Dividends to ALARIS Medical                                      (802)                         (802)

Equity adjustment for foreign
  currency translation                                                           (59)           (59)

Net income for the period                                         518                           518
                                   -----      --------       --------        -------       --------

Balance at March 31, 1998          1,000      $ 98,503       $(56,214)       $(3,685)      $ 38,604
                                   -----      --------       --------        -------       --------
                                   -----      --------       --------        -------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALARIS MEDICAL SYSTEMS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (DOLLARS AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

NOTE 1 -- BUSINESS AND STATEMENT OF ACCOUNTING POLICY

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

STATEMENT OF ACCOUNTING POLICY:

The accompanying financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading.

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1998.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NOTE 2 -- THE MERGER

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

NOTE 3 -- INVENTORIES

Inventories comprise the following:
                                             DECEMBER 31,   MARCH 31,
                                                1997          1998
                                             ------------   ---------

     Raw materials                            $ 24,144      $ 25,266
     Work-in-process                             8,363         7,610
     Finished goods                             29,159        25,996
                                              --------      --------

                                              $ 61,666      $ 58,872
                                              --------      --------
                                              --------      --------

NOTE 4 -- COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. ALARIS Medical's total comprehensive earnings were as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                      1997        1998
                                                     -------      -----
Net (loss) income                                    $(3,301)     $ 518

Other comprehensive loss:
     Foreign currency translation adjustments         (1,332)       (59)
                                                     -------      -----
Other comprehensive (loss) income                    $(4,633)     $ 459
                                                     -------      -----
                                                     -------      -----

NOTE 5 -- CONTINGENCIES AND LITIGATION


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

As a result of this decision, the Company recorded a charge of $2,500 to cost of sales during the first quarter of 1997. Based on management's current understanding of these incidents, the Company believes it has adequately accrued for this matter. However, since the Company's analysis of this matter is ongoing, there can be no assurances that it can be resolved for an amount consistent with management's estimated cost.

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

Cal Pacifico is contesting Customs' assessment of the Disputed Amounts. Cal Pacifico's challenge to the assessment of the Disputed Amounts is in its preliminary stages. Given the present posture of Cal Pacifico's challenge, and the inherent uncertainty of contested matters such as this, it is not possible for the Company to express an opinion as to the likelihood that Cal Pacifico will prevail on its challenge. The Company has not been informed by Cal Pacifico or Customs as to the specific amount of the Disputed Amounts.

Cal Pacifico has advised the Company that, should Cal Pacifico's challenge to the assessment of the Disputed Amounts prove to be unsuccessful, it will seek recovery from the Company, through arbitration, for any portion of the Disputed Amounts which it is required to pay to Customs. As part of the settlement agreement which resolved the Company's contract dispute with Cal Pacifico during the second quarter of 1997, the Company paid Cal Pacifico $550, which is to be applied toward Cal Pacifico's payment of Disputed Amounts. The $550 payment by the Company is to be credited toward any portion of the Disputed Amounts which the arbitrator determines the Company owes to Cal Pacifico. The actual amount so determined by the arbitrator may be less or greater than $550. Although the ultimate outcome of such an arbitration proceeding cannot be guaranteed, the Company believes that it has meritorious defenses to claims with respect to Disputed Amounts which Cal Pacifico might raise against the Company. These defenses would be based, among other factors, on the contractual relationship between the Company and Cal Pacifico (including a defense with respect to the availability of indemnification under the agreements between Cal Pacifico and the Company), the conduct of Cal Pacifico with respect to both the Company and Customs, and the compliance obligations of Cal Pacifico under applicable customs laws. Inasmuch as Cal Pacifico's challenge before Customs is still pending and any claim against the Company for indemnification would be based on Cal Pacifico's ultimate lack of success in that challenge, and inasmuch as any arbitration proceeding by which Cal Pacifico might seek indemnification has not been filed nor has Cal Pacifico committed itself to the theories under which it might seek indemnification or the recovery of damages from the Company, it is not possible for the Company to express an opinion at this time as to the likelihood of an unfavorable outcome in such a proceeding.

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

                                PART I - ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


GENERAL

The Company sells and services infusion systems primarily in the United States, Western Europe, Canada, Australia, Latin America and the Middle East. The Company generates revenues from the sale and/or lease of infusion pumps, and sales of associated proprietary disposable administration sets. Additionally, the Company generates revenue from the sale of patient monitoring products.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                             1997          1998
                                                        -------------  -------------
Sales. . . . . . . . . . . . . . . . . . . . . . . . .      100.0%        100.0%
Cost of sales. . . . . . . . . . . . . . . . . . . . .       57.3          51.6
                                                            -----         -----
Gross margin . . . . . . . . . . . . . . . . . . . . .       42.7%         48.4%

Selling and marketing expenses . . . . . . . . . . . .       18.9          19.7
General and administrative expenses. . . . . . . . . .       10.9          10.9
Research and development expenses. . . . . . . . . . .        5.0           5.0
Integration and other non-recurring charges. . . . . .        3.0             -
Lease interest income. . . . . . . . . . . . . . . . .        1.4           1.3
                                                            -----         -----
Income from operations . . . . . . . . . . . . . . . .        6.3          14.1
Interest expense . . . . . . . . . . . . . . . . . . .      (12.6)        (12.5)
Other, net . . . . . . . . . . . . . . . . . . . . . .          -           (.3)
                                                            -----         -----
(Loss) income before income taxes. . . . . . . . . . .       (6.3)          1.3
(Benefit from) provision for income taxes. . . . . . .       (2.3)           .7
                                                            -----         -----
Net (loss) income. . . . . . . . . . . . . . . . . . .       (4.0%)          .6%
                                                            -----         -----
                                                            -----         -----
OTHER DATA:
   Adjusted EBITDA . . . . . . . . . . . . . . . . . .       21.4%         23.6%


                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                             1997          1998
                                                        -------------  -------------
ADJUSTED EBITDA (1). . . . . . . . . . . . . . . . . .     $ 17,573      $ 20,546
Inventory purchase price allocation adjustment (2) . .       (1,607)            -
Integration and other non-recurring charges. . . . . .       (2,517)            -
Depreciation and amortization (3). . . . . . . . . . .       (8,270)       (8,269)
Interest income. . . . . . . . . . . . . . . . . . . .          137            61
Interest expense . . . . . . . . . . . . . . . . . . .      (10,370)      (10,833)
Other, net . . . . . . . . . . . . . . . . . . . . . .         (147)         (357)
Benefit from (provision for) income taxes. . . . . . .        1,900          (630)
                                                           --------      --------
   Net (loss) income . . . . . . . . . . . . . . . . .     $ (3,301)     $    518
                                                           --------      --------
                                                           --------      --------

-------------------------

(1) Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. ALARIS Medical Systems has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as ALARIS Medical Systems believes that the inclusion of these items would not be helpful to an investor's understanding of ALARIS Medical System's ability to service debt. ALARIS Medical System's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.


(2) Amount represents that portion of the purchase accounting adjustments made to adjust the acquired IVAC inventory to its estimated fair value on the Merger date which was charged to cost of sales during the first quarter of 1997.

(3) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense.

The following table summarizes sales to customers located in the United States and international locations:

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                  1997           1998
                                                 ------         ------
U.S. sales                                       $ 51.4         $ 52.6
International sales                                30.6           34.4
                                                 ------         ------
     Total sales                                 $ 82.0         $ 87.0
                                                 ------         ------
                                                 ------         ------

For purposes of this discussion and analysis, the three months ended March 31, 1997 and 1998 are referred to as 1997 and 1998, respectively.

SALES

Sales increased $5.0 million during 1998 as compared to 1997. International sales increased $3.8 million, or 12.4%, while United States sales increased $1.2 million, or 2.3%. The increase in international sales is primarily due to increases in drug infusion instrument revenue of $2.1 million and drug infusion disposable administration set revenue of $1.1 million. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1998 as compared to the actual foreign currency exchange rates in effect during 1997, translation of 1998 international sales were adversely impacted by $1.5 million. The increase in U.S. sales in 1998 as compared to 1997 is primarily due to increases in drug infusion disposable administration set revenue of $1.3 million and patient monitoring revenue of $0.7 million. These increases were offset by a decrease in drug infusion instrument revenue of $0.7 million.

GROSS MARGIN

The gross margin percentage increased from 42.7% in 1997 to 48.4% in 1998 primarily due to $4.1 million of non-recurring costs included in 1997 cost of sales. Exclusive of $1.6 million of non-recurring purchase accounting inventory adjustments and $2.5 million related to a voluntary field correction of certain Gemini PC-1 and PC-2 infusion pumps charged to cost of sales during 1997, the gross margin percentage for 1997 was 47.7%. This improvement is due to the benefits realized from ongoing cost reduction efforts and purchasing synergies.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased $1.6 million, or 10.5%, during 1998 as compared to 1997. As a percentage of sales, selling and marketing expenses increased from 18.9% in 1997 to 19.7% in 1998. Domestic expenses increased by $0.5 million, or 5.7%, from 1997. International expenses increased $1.1 million, or 16.4%, from 1997. These increases were due to additional corporate investment in international direct operations and personnel in this area.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $0.6 million, or 6.8%, during 1998 as compared to 1997 and remained at 10.9% of sales. Domestic expenses increased $0.2 million due to the creation of a corporate development function to assess product and company acquisitions, distribution alliances and joint ventures which will expand Company technologies into unserved markets. International expenses increased by $0.4 million, or 22.2%, primarily as a result of the conversion of certain European dealer operations into direct operations.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased approximately $0.3 million, or 6.7%, during 1998 as compared to 1997 primarily due to increased activities associated with the later development stages of various domestic and international engineering projects for infusion systems and disposable administration sets.

INTEGRATION AND OTHER NON-RECURRING CHARGES

The Company incurred $2.5 million in costs to integrate the IMED and IVAC operations during 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The 1997 expense consists primarily of management consulting fees of $1.0 million, sales force integration expense of $0.9 million and information systems conversion costs of $0.5 million.

INCOME FROM OPERATIONS

Income from operations increased $7.1 million during 1998 as compared to 1997 primarily due to the 1997 operating results including significant integration charges, non-recurring purchase accounting charges and expenses related to the field correction on the Gemini pumps as discussed above which were not incurred in 1998.

ADJUSTED EBITDA

Adjusted EBITDA increased $3.0 million during 1998 as compared to 1997. As a percentage of sales, Adjusted EBITDA increased from 21.4%, or $17.6 million, for 1997 to 23.6%, or $20.5 million, for 1998 due to the reasons discussed above. Excluding the $2.5 million charge to cost of sales during the first quarter of 1997, Adjusted EBITDA for 1997 would have increased to $20.1 million. Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE

Interest expense increased $0.5 million during 1998 primarily due to a higher average balance on the Company's revolving credit facility in 1998 and higher interest rates on the Company's bank term debt in 1998 due to the interest rate protection agreement entered into during the second quarter of 1997 (see Liquidity and Capital Resources).

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

During 1998, the Company made cash payments of approximately $0.8 million related to merger and integration costs accrued at December 31, 1997.

At March 31, 1998, the Company's outstanding indebtedness was $417.8 million, which includes $195.8 million of bank term debt under the credit facility and $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were issued in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering 50% of its term loan borrowings. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average fixed rate of 9.6% on the principal balance covered. As a result, a one percent increase in the rate of interest charged on indebtedness outstanding under the credit facility at March 31, 1998 would result in additional annual interest expense of approximately $1.0 million. During March 1998, the credit facility was amended and the interest rates on the bank debt reduced. As a result, the weighted average interest rate, including the effect of the interest rate protection agreement, was reduced to 8.5% based on the amounts outstanding at the time of the amendment. The Company incurred fees of approximately $0.4 million related to such interest rate reductions.

In connection with obtaining the Merger financing, the Company also obtained a $50.0 million revolving credit line as part of the credit facility. At March 31, 1998, $19.0 million in borrowings and $0.5 million under letters of credit were outstanding under this line of credit and $30.5 million was available.

In connection with the Merger, the Company assumed IVAC's obligations to Siemens Infusion Systems Ltd. ("SIS"). These obligations relate to the payment of additional purchase consideration related to the acquisition of the MiniMed product line (the predecessor product line to MS III). The Company's remaining obligation to SIS is the greater of $3.0 million or 8% of the prior year's MS III sales in 1999. The Company made the minimum 1998 payment of $3.0 million during the first quarter of 1998.

As a result of the Company's significant indebtedness, the Company expects to incur significant interest expense in future periods. The Company believes that cash provided by operations will be sufficient to meet its interest expense obligations.

Annual amortization of the Company's indebtedness is $8.7 million for the remaining nine months of 1998 and $15.6 million and $13.7 million for 1999 and 2000, respectively.

Although the Company is not a guarantor of ALARIS Medical's debt, ALARIS Medical has no significant operations other than the operations of the Company and is dependent upon the Company to fund its debt service requirements and other operating expenses. At March 31, 1998, ALARIS Medical had $16.2 million of outstanding Convertible Debentures. The Convertible Debentures provide for semi-annual interest payments of approximately $0.6 million and mature on January 15, 2002. The Notes and the New Credit Facility permit the Company to fund interest payments on the Convertible Debentures and to make limited distributions to ALARIS Medical to fund operating expenses and to pay income taxes; provided that, with respect to the New Credit Facility, there exists no default or event of default under the New Credit Facility. The Notes and the New Credit Facility, however, restricts distributions to ALARIS Medical to fund the repayment of the Convertible Notes at maturity.

The Company made capital expenditures of approximately $5.1 million during 1998 and anticipates additional capital expenditures of approximately $20.0 million during the remainder of 1998.

In addition to routine capital expenditures, and in connection with the Merger, the Company has made significant expenditures for the acquisition of enterprise-wide information system software and hardware and the related design, testing and implementation. The worldwide project is scheduled for completion in 1999. The system is year 2000 compliant and also designed to properly process transactions denominated in euro currency. Euro currency is a new monetary unit which certain European countries can begin using in 1999.

During fiscal year 1997 and the three months ended March 31, 1998, the Company made combined capital and operating expenditures of approximately $6.0 million and $1.4 million, respectively, related to this project. To complete the identified phases of the project, the Company anticipates additional expenditures for the remainder of 1998 and for 1999 of approximately $3.7 million and $1.5 million, respectively.

During the first quarter of 1998, the Company created a corporate development function to assess product and company acquisitions, distribution alliances and joint ventures which would expand Company technologies into unserved markets. While there can be no assurances that the Company will complete any acquisitions, depending on the value of potential acquisitions, the Company might fund such transactions through a variety of sources, including existing or new debt facilities or through the sale of ALARIS Medical's equity and/or debt securities.

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

BACKLOG

The backlog of orders, believed to be firm, at March 31, 1998 was $5.9 million.

FOREIGN OPERATIONS

As a result of the Merger, the Company has significant foreign operations. Accordingly, the Company is subject to various risks, including without limitation, foreign currency risks. Historically, the Company has not entered into foreign currency contracts to hedge such exposure and such risk. Due to changes in foreign currency exchange rates during 1998, primarily a strengthening of the U.S. dollar against many European currencies, the Company recognized a foreign currency transaction loss of approximately $0.2 million during 1998. The Company will evaluate hedging programs during 1998 to limit the exposure to the Company resulting from changes in foreign currency exchange rates.

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

                                    PART II

                               OTHER INFORMATION
-------------------------------------------------------------------------------



ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to the Condensed Consolidated Financial Statements.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

10.1 -- Amendment No. 3 to the Bank Credit Agreement dated as of March 4, 1998.

27   -- Financial Data Schedule

                      -------------------------------------


(b)   Reports on Form 8-K

None.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ALARIS MEDICAL SYSTEMS, INC.
                                                 ----------------------------
                                                                 (REGISTRANT)




Date:   May 12, 1998  By:                           /s/ DOUGLAS C. JEFFRIES
                                                    -------------------------
                                                    Douglas C. Jeffries
                                                    Vice President and
                                                    Chief Financial Officer

                                    EXHIBIT INDEX
-------------------------------------------------------------------------------


Exhibit
  No.
-------

10.1 --  Amendment No. 3 to the Bank Credit Agreement dated as of March 4, 1998.


27   --  Financial Data Schedule