Form 10-K
period 1999-12-31
ALARIS MEDICAL SYSTEMS INC
filed 2000-03-13
CIK 1029069

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the fiscal year ended DECEMBER 31, 1999 or

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

     Registrant's telephone number, including area code (858) 458-7000

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: X NO:
                                              --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

No common stock is held by nonaffiliates of the registrant.

As of March 2, 2000, the registrant had 1,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of ALARIS Medical, Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2000 ("Proxy Statement"), are incorporated by reference as described in Part III.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.    BUSINESS

BACKGROUND

         ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"), designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories, as well as telemedicine, cardiovascular and pacemaker monitoring equipment. ALARIS Medical Systems was formed by the merger of two pioneers in infusion systems, IMED Corporation and IVAC Medical Systems, Inc. on November 26, 1996. ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. ("ALARIS Medical"), formerly Advanced Medical, Inc., was incorporated on October, 14 1988 under the laws of the State of Delaware. ALARIS Medical Systems and its subsidiaries are collectively referred to as the "Company."

         On July 17, 1998, pursuant to an agreement with ALARIS Medical, ALARIS Medical Systems, Instromedix ("Instromedix"), and the shareholders of Instromedix as of June 24, 1998, ALARIS Medical Systems acquired all of the outstanding common stock of Instromedix, a telemedicine, cardiovascular and pacemaker monitoring company, and subsequently merged Instromedix with and into itself.

OVERVIEW

         The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). The Company is also a leader in the International infusion systems market. Based on installed base of infusion pumps, the Company has a number one or two market position in seven Western European countries, the number three market position in three others, the largest installed base of infusion pumps in Australia and Canada and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver one or more fluids, primarily pharmaceuticals or nutritionals to patients, consist of single and multi-channel infusion pumps and dedicated and non-dedicated disposable administration sets (i.e. plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse, pulse oximetry and blood pressure, with the largest installed base of hospital thermometry systems in the United States. Through the acquisition of Instromedix, the Company now produces and sells arrhythmia-event recorders and pacemaker monitors targeted for the alternate site market.

         ALARIS Medical Systems has defined three strategic business units:
North America, which includes the United States and Canada; Instromedix, and International, which includes all other international operations, including Europe, Asia, Australia and Latin America.

         The North American and International operating units manufacture and market intravenous infusion therapy devices and patient monitoring products, primarily using a direct sales force for product distribution. The International unit also utilizes product distributors in areas where the Company does not have a direct sales force. Distributor sales accounted for 11.3% of International sales in 1999. The Instromedix business segment designs, manufactures and sells cardiology products such as arrhythmia-event recorders and pacemaker monitors. Instromedix products are targeted to the alternate-site market and are primarily distributed through a direct sales force. Instromedix sales represented approximately 3% of the Company's sales in 1999. Service of the Company's products represented approximately 5% of the Company's sales in 1999.

                --------------------------------------------

         The Company has registered or applied to register the following trademarks: AccuSlide-Registered Trademark-, Advantis-TM-, ALARIS-Registered Trademark-, ALARIS Medical Systems-TM-, Asena-TM-, Cardio Magic-Registered Trademark-, CarryAll-Registered Trademark-, Core-Check-Registered Trademark-, DigiStat-TM-, Gemini-Registered Trademark-, Gemini PC-1-Registered Trademark-, Gemini PC-2-Registered Trademark-, Gemini PC-2TX-Registered Trademark-, Gemini PC-4-Registered Trademark-, HeartCard-Registered Trademark-, IMED-Registered Trademark-, Instromedix-Registered Trademark-, IVAC-Registered Trademark-, IVAC Medical Systems-TM-, King of Hearts Express-Registered Trademark-, LifeSigns-TM-, LifeSigns Commander-TM-, LifeSigns Shuttle-TM-, Medley, MedSystem III-Registered Trademark-, Patient Solutions, Inc.-Registered Trademark-, PCAM, ReadyMED-Registered Trademark-, RhythmCard-Registered Trademark-, Signature Edition-Registered Trademark-, SmartSite-Registered Trademark-, TeleLab-Registered Trademark-, Turbo-Temp-TM-, VersaSafe-Registered Trademark-, VITAL-CHECK-Registered Trademark-

         The Company sells a full range of products through the worldwide direct sales force consisting of over 250 salespersons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales to customers located in and outside of North America accounted for approximately 68.9% and 31.1%, respectively, of the Company's sales for the year ended 1999. For the year ended December 31, 1999, the Company had sales of approximately $402.0 million.

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

         The Company also manufactures and sells dedicated disposable administration sets which are required to be used with the Company's large volume infusion pumps. Since the useful lives of the Company's infusion pumps typically range between seven to ten years, the Company's industry-leading installed base allows it to generate predictable and recurring revenues from sales of disposable administration sets. For the year ended December 31, 1999, the Company sold approximately 75.2 million disposable administration sets representing sales of $244.4 million or 60.8% of sales. Disposable administration sets sales for 1999 for the North America and International business units were $168.6 million and $75.8 million, respectively. Many of the Company's disposable administration sets offer protection features designed to prevent the unregulated flow of fluids into a patient's blood stream ("free flow"). In addition, the Company also has several enhancements to its disposable administration sets, including needle-free access systems that are designed to reduce the risk to health care providers of diseases, such as AIDS and hepatitis, that may be transmitted through accidental needlesticks and, in the case of the SmartSite needle-free system, to eliminate patient exposure to latex which can cause severe allergic or anaphylactic shock reactions. These features continue to provide the Company's customers with the latest cost-effective technology for the Company's installed base of infusion pumps. For the year ended December 31, 1999, the Company's infusion systems sales (pumps and disposables) were $331.9 million, representing approximately 83% of sales.

         PATIENT MONITORING PRODUCTS. The Company's patient monitoring products compete in discrete market niches, each with different competitive dynamics. The Company primarily operates in the United States, Canada and Western Europe in two patient monitoring products markets: (i) hospital thermometry systems and
(ii) stand-alone, non-invasive, multi-parameter instruments used to measure and monitor a combination of vital signs. For the year ended December 31, 1999, the Company's patient monitoring product sales were approximately $34.5 million, representing approximately 9% of the Company's total sales. Patient monitoring sales for North America and International for 1999 were $30.1 million and $4.4 million, respectively.

         The Company's principal thermometry instruments, the electronic thermometer and the infrared tympanic thermometer, are both widely used in hospitals and alternate site settings. The Company believes it is the second largest participant in the United States infrared thermometry market. The Company's large base of installed hospital thermometry instruments allows it to generate predictable and recurring revenues from sales of related dedicated disposable probe covers. In 1999, the Company manufactured and sold over 637 million dedicated disposable probe covers into its worldwide installed base. In addition, the Company participates in the hospital market of stand-alone, non-invasive, multi-parameter instruments through its Vital-Check product line, which measures and monitors a combination of temperature, pulse, blood pressure and pulse oximetry.

         TELEMEDICINE, CARDIOVASCULAR AND PACEMAKER MONITORING PRODUCTS. The Company's telemedicine, cardiovascular and pacemaker monitoring products are sold by the Instromedix business unit and are utilized in a variety of remote-care settings, primarily at the patient's home, workplace or a physician's office. As the trend to treat patients in locations outside of the traditional hospital setting accelerates due to cost pressures and availability of new technology, the ability to provide remote diagnostic and telemedicine capabilities are becoming increasingly important to both the caregiver and patient. Instromedix' products and services include the LifeSigns system, which is a multi-parameter monitoring system that records 12-Lead electrocardiograms ("ECGs"), pulse oximetry and blood pressure data and digitally transmits this information to a computer-based receiver. This system is now used clinically in a variety of patient care models and the Company is supporting several studies designed to assess the cost-saving utility of the LifeSigns System. Instromedix' arrhythmia event recorders allow patients with intermittent symptoms to record their ECG at the time the symptom occurs. These devices are portable or wearable devices, and are used to monitor, record and subsequently transmit ECG cardiac events via a standard or wireless telephone link to a care-giver's location. Instromedix also produces pacemaker monitors which provide patients with the ability to have their pacemaker function assessed over the phone, providing a convenient and cost effective alternative to frequent physician office visits. It also provides a telemonitoring laboratory service, which offers 24 hour/7 day cardiac arrhythmia monitoring to physicians and hospitals. Instromedix' products are distributed through both direct and OEM sales channels, which include major cardiac pacing companies in the United States.

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

         The alternate-site market encompasses all health care provided outside the hospital and comprises primarily home health care, freestanding clinics, skilled nursing facilities and long-term care facilities. The market for infusion systems used in the alternate site has experienced a greater growth rate than that of the hospital market. This growth is primarily attributable to advances in technology that have facilitated the provision of care outside of the hospital, an increased number of illnesses and diseases considered to be treatable with home infusion therapy and increased acceptance by the medical community of, and patient preference for, non-hospital treatment.

         The Company also sells its products internationally. The Western European infusion therapy market, which includes infusion pumps, controllers, and disposable intravenous sets, is believed to be in excess of $400 million annually. Unlike the U.S. market, syringe pumps represent a significant share of total infusion pump placements in the international market. The Company expects the trend toward utilization of syringe pumps to continue as hospitals favor the lower cost associated with syringe pumps and focus on administering pharmaceuticals and nutritionals to patients in higher concentrations. The majority of revenues in the international market are derived from hospitals since the alternate-site market is in a developmental stage.

         The Company believes that as the worldwide infusion systems and patient monitoring markets continue to mature, providers of goods and services in these markets will need to increase the scale of their operations and broaden the scope of their product lines in order to leverage worldwide sales, service and research and development infrastructures. These trends are driving industry consolidation both in the United States and internationally which, in turn, provide opportunities for leading suppliers to increase market share and participate in strategic alliances, joint ventures and acquisitions.

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

         Infusion systems are differentiated based on a number of characteristics including size, weight, number of delivery channels, programmability, mechanism of infusion, cost and service. One of the key differences among infusion systems is the level of control that such systems afford to both medical staffs and patients.

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

         All infusion pumps require the use of disposable administration sets. A set consists of a plastic interface and tubing and may have a variety of features such as volume control, pumping segments or cassette pumping systems for more accurate delivery, clamps for flow regulation and multiple ports for injecting medication and delivery of more than one solution. Almost all of these sets, including those manufactured by the Company, are compatible only with their particular manufacturer's line of infusion systems. The introduction, however, of the SmartSite needle-free system has provided the Company with an opportunity to aggressively compete in the gravity extension set segment of the market with innovative, cost-effective needle-free gravity sets.

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

PRODUCTS AND SERVICES

         The Company manufactures and markets both single and multi-channel infusion pumps and disposable administration sets. The Company's infusion pumps include large volume infusion pumps such as its Gemini series, Signature Edition Family, MedSystem III, Advantis and syringe infusion pumps such as P1000, P3000, PCAM, P6000, P7000 and Asena, which are sold primarily in Western Europe, and disposable pumps such as the ReadyMED for use in the alternate-site setting. The Company's large volume infusion pumps require the use of higher margin dedicated disposable administration sets. The Company also sells non-dedicated disposable administration sets, including several needle-free devices, for use in many infusion applications. The Company also manufactures and markets hospital thermometry instruments and related disposable probe covers, and stand-alone, non-invasive, multi-parameter instruments which measure and monitor a combination of temperature, pulse and blood pressure and other vital signs. Additionally, the Company manufactures and markets telemedicine, cardiovascular and pacemaker monitoring products through the Instromedix division. The table below summarizes the key features and market introduction dates with respect to the Company's products.



               PRODUCT                                 DESCRIPTION                               STATUS
--------------------------------------    ----------------------------------------    ------------------------------
INFUSION SYSTEMS
LARGE VOLUME INFUSION PUMPS

    SIGNATURE EDITION GOLD               Single and dual channel pumps;               Introduced in first quarter of
                                           incorporates intuitive user                1999 in the U.S. and in third
                                           interface and advanced software            quarter of 1999 inter-
                                           capabilities, for critical and             nationally. (Successor to
                                           general care and alternate site use.       Signature Edition Classic
                                                                                      which was marketed since 1995.)

    GEMINI                               Single, dual and four channel pumps          Marketed since 1987.
                                           with programmable drug delivery for
                                           use in all hospital settings.

    570 SERIES                           Single channel pump; for general care        Marketed since 1990.
                                           use in the United States, and
                                           general and critical care use in
                                           Europe.

    597/598 SERIES                       Single channel, multi-pump                   Marketed internationally since
                                           configuration of reduced size and          1993.
                                           weight; used frequently for delivery
                                           of nutritional products; sold in
                                           Europe; for general care
                                           and alternate site use.


    MEDSYSTEM III                         Three channel pump; smallest and            Originally introduced in late
                                           lightest multi-channel pump                1980s by Siemens Infusion
                                           available; for operating room,             Systems, Ltd as MiniMed;
                                           critical care and emergency                acquired by the Company in
                                           transport use.                             1993. Introduced in Europe in
                                                                                      1998.




               PRODUCT                                 DESCRIPTION                               STATUS
--------------------------------------    ----------------------------------------    ------------------------------
    ADVANTIS DL                           Large volume infusion pump for               Licensed technology in 1998
                                            price-conscious consumers,                 and introduced in Europe
                                            primarily in emerging                      in November 1998.
                                            international markets.


SYRINGE INFUSION PUMPS

    ASENA GS, GH                          Compact, lighter syringe pump with           Introduced internationally in
                                           modular mounting design which will          the third quarter of 1999.
                                           connect to a docking station capable
                                           of displaying all infusion
                                           information centrally. Designed
                                           for the international market.

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


    P6000                                 Syringe pump using the P7000 technology      Marketed in Europe since 1997.
                                           platform designed for the
                                           price-conscious consumer in markets
                                           outside the United States; for
                                           critical and non-critical care
                                           use.


    P6000 TCI                             Specialty P6000 iteration designed           Marketed in Europe since 1998.
                                           for anesthesia applications in the
                                           operating room international
                                           market.  Includes the Zeneca TCI
                                           module.

    P6000 TIVA                            Specialty P6000 iteration designed           Marketed in Europe since 1998.
                                           for anesthesia applications in the
                                           operating room international
                                           market.  Includes multiple drug
                                           concentration programs.

    PCAM PUMP                             Syringe pump used in markets outside         Marketed internationally since
    (PATIENT CONTROLLED ANALGESIA)         the United States that allows               1995.
                                           patients to control the delivery of
                                           pain medication.

AMBULATORY PUMPS

    READYMED                              Compact, lightweight, disposable             100 mL marketed in U.S. since
                                           ambulatory infusion pump designed           July 1992 and 50 mL and 250 mL
                                           for alternate site use.                     marketed in U.S. since 1993.



               PRODUCT                                 DESCRIPTION                                  STATUS
--------------------------------------    ----------------------------------------    ------------------------------
    RHYTHMIC                              Family of lightweight, self-contained       Technology licensed in second
                                           portable pumps for PCA,                    half of 1997. Marketed since
                                           intermittent and continuous use at         September 1998.
                                           home in markets outside the United
                                           States.

DISPOSABLE ADMINISTRATION SETS            Dedicated and non-dedicated                 Marketed worldwide.
                                           administration sets for use with
                                           each of the Company's existing
                                           infusion pumps.

NEEDLE-FREE ACCESS PRODUCTS

   SMARTSITE                              Complete needle-free, capless,              Marketed since 1996.
                                           latex-free infusion system intended
                                           to increase safety of patients and
                                           health care workers.


   VERSASAFE                              Needle-free infusion system component        Marketed since 1994 through a
                                           utilizing a blunt, plastic cannula          license agreement.
                                           combined with a split-septum "Y"
                                           site.

PATIENT MONITORING

THERMOMETRY SYSTEMS

    TURBO-TEMP                            Fast electronic thermometer; for             Marketed since 1999.
                                           general hospital and alternate-site
                                           use.


   TEMPO-PLUS II                          Electronic thermometer for general           Marketed since mid-1980s.
                                           hospital and alternate site use.


   CORE-CHECK                             Infrared tympanic thermometer; for           Marketed since 1991.
                                           general hospital and alternate site
                                           use.

   DISPOSABLE PROBE COVERS                Proprietary covers for use with each         Marketed since late 1980s.
                                           of the Company's existing
                                           thermometers.

OTHER PATIENT MONITORING PRODUCTS

   VITAL-CHECK (MODEL 4200)               Continuous monitoring device that            Marketed in the United States
                                           rapidly measures pulse, blood               since late 1980s.
                                           pressure and temperature.

   VITAL-CHECK (MODEL 4400)               Multi-parameter non-invasive patient         Marketed in the United States
                                           monitor providing blood pressure,           since 1997 through an
                                           pulse oximetry and temperature              exclusive license agreement.
                                           monitoring.


               PRODUCT                                 DESCRIPTION                               STATUS
-------------------------------------   ----------------------------------------    ------------------------------
LIFESIGNS HOME HEALTH CARE
TELEMEDICINE SYSTEM

   LIFESIGNS SHUTTLE                     One-pound, portable, patient-worn vital      Marketed since the fourth
                                          signs monitor; programmable to              quarter of 1997.
                                          record up to 20 vital sign
                                          recordings, including up to 12 leads
                                          of electrocardiograph data
                                          and blood-oxygen saturation.

   LIFESIGNS COMMANDER                   Docking station used by patients to          Marketed since the fourth
                                          allow simultaneous data                     quarter of 1997.
                                          transmission from the LifeSigns
                                          Shuttle to the LifeSigns Central
                                          Station and voice interaction
                                          between the home health care
                                          provider and the patient; also
                                          provides non-invasive blood
                                          pressure measurements.

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

CARDIOVASCULAR MONITORING PRODUCTS

   KING OF HEARTS EXPRESS II              Pager-sized, patient-activated              Introduced in the first
                                           looping memory cardiac event and           quarter of 1999.
                                           electrocardiograph recorder, using
                                           1-3 leads of ECG.  Capable of
                                           recording up to 18 minutes of
                                           cardiac events, which can be
                                           subsequently transmitted over a
                                           telephone line.  Automatically
                                           records rhythms above or below user
                                           programmable heart rates.

   KING OF HEARTS EXPRESS/                Pager-sized, patient-activated              Marketed since 1992.
   KING OF HEARTS EXPRESS 3X               looping memory cardiac event and
                                           electrocardiograph recorder;
                                           capable of recording up to 5
                                           minutes of cardiac events, which
                                           can be subsequently transmitted
                                           over a telephone line.

                                             9

               PRODUCT                                 DESCRIPTION                               STATUS
--------------------------------------    ----------------------------------------    ------------------------------
   HEARTCARD / RHYTHYMCARD                Credit card-sized, patient-activated          Marketed since 1995.
                                           cardiac event recorder; capable of
                                           recording up to three cardiac events
                                           which can be subsequently
                                           transmitted over a telephone line.

PACEMAKER MONITORS

   CARRYALL TRANSMITTER                   Portable transmitter for recommended          Marketed since 1995.
                                           pacemaker follow-up; used in a
                                           patient's home to avoid unnecessary
                                           visits to physician's office.


    ALARIS INFUSION SYSTEMS

         LARGE VOLUME INFUSION PUMPS. The Company's large volume infusion pumps are either single or multi-channel and are used in both the general care and critical care settings. The Signature Edition Gold family of infusion pumps includes a single channel and dual channel pump, incorporates intuitive user interface and advanced software capabilities, and is designed for use primarily in hospitals. The Signature Edition Gold line of infusion pumps features cost-effectiveness, ease of use, reliability and innovative features, such as: patented AccuSlide flow regulator, designed to minimize the chance of free flow, precision flow designed to improve flow continuity and minimize hemodynamic changes, and Advanced Infusion Management (AIM), designed to provide unique early warning assessment tools for enhanced intravenous site management. Other standard features include an easy-to-use drug library, which provides dose and/or rate calculation, multi-step, which allows the clinicians to pre-program up to 9 steps for drug delivery, and patented "learn-teach" communication link capability for biomedical engineers.

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

         The MedSystems III (MS III) instrument is a compact, lightweight, programmable, three channel, infusion pump used primarily in the critical care market and transport applications. The MS III predecessor product line was acquired from Siemens Infusion Systems, Ltd. in September 1993. Since that time, significant resources have been invested in the MS III pump. The Company believes that as a result of such investment, the MS III is one of the smallest, most versatile and most technologically advanced multi-channel pumps currently on the market.

         In May 1998 the Company acquired a license to manufacture, market and sell the Advantis large volume infusion pump, which is marketed primarily for price-conscious consumers in emerging international markets. The Company plans to market and sell the pump through existing distribution channels throughout the world including the U.S. alternate site market.

         The Company is also in the process of developing the Medley Patient Care System, a modular system, which can be configured as a one-to-four channel infusion device, including sensitive monitoring capabilities. The Medley Patient Care System will incorporate advanced programming capabilities in a small configuration that is simpler to operate. A modular, building-block design is intended to allow the user to configure the various features of the modular infusion pump to unique therapy regimens and is expected to result in better asset utilization.

         SYRINGE PUMPS. The Company offers syringe pumps, which are small-volume fluid delivery systems used in neonatal care, oncology, anesthesia, critical care and labor and delivery. While these infusion pumps represent a relatively small portion of the industry installed base in the United States, such pumps are widely used in Europe, where they constitute approximately 60% of the infusion pump market. Syringe pumps are more widely used in Europe because of the general practice of European doctors to administer medications in smaller volumes of fluid. The Company believes that it is one of the two largest suppliers of syringe pumps in Western Europe, with a number one or number two installed base market share in seven countries and the number three installed base market position in three others.

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

         The Company's syringe pump product line also includes the P7000 syringe pump which has been available internationally since 1996 and the P6000 syringe pump which was introduced to the European Market during the second quarter of 1997. The Company has received a 510(k) premarket notification clearance ("510(k)") of the P7000 syringe pump with the United States Food and Drug Administration (the "FDA"). Designed for critical, non-critical and neonatal care settings, the P7000 offers several advanced features, including an automatic dose rate calculator; a pre-programmable drug menu; a range of pre-programmed infusion administration protocols; and an automatic pressure reduction capability in response to administration set occlusions. The P6000 syringe pump, which is based on the P7000 syringe pump technology platform, is designed for use in critical and non-critical care settings by the price conscious consumer.

         In the third quarter of 1999, the Company introduced the ASENA syringe pumps, representing the first component of the ASENA Patient Care System. One of the components of the ASENA Patient Care System is the DOCStat docking station. The station features a unique mounting system, known as Medical Device Interface, which allows a syringe pump to be mounted to a pole, rectangular bar or docking station without adaptors. The Company plans to market the DigiStat patient data management software which will gather and display data from each instrument on one monitor.

         AMBULATORY PUMPS. The ReadyMED pump is a compact, lightweight disposable pump for the intravenous administration of antibiotics in the alternate-site market. The ReadyMED is designed to offer a number of advantages over drug delivery systems currently in use for this purpose. Traditional systems require the patient to attach a small intravenous bag and tubing set, through which the antibiotics are administered, to a catheter placed in the patient's circulatory system. Since traditional systems are gravity driven, the bag must remain on an intravenous solution pole during infusion, thereby restricting the patient's movement. The ReadyMED, available in multiple sizes, provides a rapid, safe, ease-of-use delivery method for the home patient. In addition, since the ReadyMED pump is small and uses positive pressure, the patient is able to carry the device in a pocket or wear it on a belt. The Company sells the ReadyMED pump through its alternate-site sales force and distribution network.

         The Company introduced the Rythmic family of pumps in September of 1998, a range of portable volumetric pumps specifically designed to provide long-term infusions associated with cancer chemotherapy, post operative and chronic pain control, antibiotic infusions and other IV medications.

         DISPOSABLE ADMINISTRATION SETS. Disposable administration sets consist of a plastic pump interface and tubing and have a variety of features, such as volume control, pumping segments or cassette pumping systems for more accurate delivery, clamps for flow regulation and multiple entry ports for injecting medication and delivery of more than one application. Components such as burettes and filters may also be added for critical drugs or special infusion. In addition, most of the Company's disposable administration sets offer protection features designed to prevent free flow. Each of the Company's current large volume infusion pumps uses only dedicated disposable administration sets designed by the Company for that particular pump.

         NEEDLE-FREE ACCESS PRODUCTS. There is increasing pressure by regulatory agencies, such as the Occupational Safety and Health Administration ("OSHA") and the FDA, for more stringent control of needles in hospitals. OSHA requires that hospitals must put in place systems to reduce the potential for accidental needlesticks. The FDA recommends using needle-free systems or protected needle systems to replace hypodermic needles for accessing intravenous lines. The Company's needle-free access products are designed to permit access to the Company's disposable administration sets without the use of needles, thus reducing the potential for accidental needlesticks. The SmartSite needle-free system offers a fully integrated, cost effective design and eliminates the need for separate caps and additional cannula components. The SmartSite needle-free system is latex-free and therefore reduces the risk of exposure of patients and health care workers to latex which can cause severe allergic or anaphylactic shock reactions. The VersaSafe system utilizes a blunt, plastic cannula combined with a split-septum "Y" site. The Company has a non-exclusive license, which expires in May 2003, to the VersaSafe system which was a cooperative development effort. The Company's needle-free access products have received strong interest from customers and provide the Company with an opportunity for incremental revenues in what has previously been perceived as a commodity market.

ALARIS PATIENT MONITORING PRODUCTS

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

         THERMOMETRY. The Company is a leader in hospital thermometry systems, which consist of thermometers and disposable probe covers, and maintains a strong position in both the United States and Western Europe. The Company's primary product is an electronic thermometer which is widely used in hospitals and alternate-site settings. In 1999, the Company launched the Turbo Temp thermometer, an improved cost-effective and technologically advanced electronic thermometer designed to provide a faster temperature reading. The Company also manufactures and markets the Core-Check system, a thermometer that measures temperature by detecting the emission of infrared energy in the ear. In the infrared market, the Company believes it is the second largest participant. The only disposable probe covers which can be used with the Company's thermometry instruments are those manufactured by the Company.

         OTHER PATIENT MONITORING PRODUCTS. The Company also produces stand-alone, non-invasive, multi-parameter patient monitoring products which measure a combination of pulse, pulse-oximetry, temperature and blood pressure.

         In January 1997, the Company entered into an agreement with Criticare Systems, Inc., ("Criticare") a manufacturer of patient monitoring systems and non-invasive sensors for use in the hospital and alternate-site markets. Under this agreement, the Company obtained exclusive distribution rights to certain of these monitoring systems in the United States hospital market and in all Canadian markets. The Vital-Check 4400 family provides non-invasive blood pressure, pulse oximetry and temperature monitoring, using the Company's electronic thermometry technology.

TELEMEDICINE, CARDIOVASCULAR AND PACEMAKER MONITORING PRODUCTS

         The LifeSigns system is a multi-parameter monitoring system that records 12-Lead ECG, pulse oximetry, and blood pressure data. This information is digitally transmitted to a computer-based receiver. This system is now used clinically in a variety of patient care models and the Company is supporting several studies designed to assess the cost-saving utility of the LifeSigns System. While the LifeSigns System revenues were not significant in 1999, the market response to the system has been favorable and the system may provide future sales growth for the Company.

         Instromedix created the product segment of cardiac event recording, where patients with intermittent symptoms can record their ECG at the time the symptom occurred. In 1999, the King of Hearts Express II was launched. This sophisticated new product introduced additional diagnostic capabilities and on-board intelligence that appeal to cardiologists that specialize in the treatment of arrhythmia. Sales of cardiac event recorders generate approximately 40% of Instromedix revenues.

         Instromedix maintains a strong market position in transtelephonic pacemaker monitors. The CarryAll product family provides customers with the ability to have their pacemaker function assessed over the phone, providing a convenient and cost effective alternative to frequent physician office visits. These product revenues represent over 35% of Instromedix revenues.

CUSTOMER SERVICE

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

MARKETING AND SALES

         The Company has historically focused its sales efforts on the hospital market. In response to the industry shift toward health care delivery outside of the hospital, the Company has expanded its selling efforts and products to the alternate-site market. The Company's sales strategy emphasizes increasing instrument placements and the number of units installed in order to increase sales of its proprietary disposable administration sets and probe covers. Sales representatives work closely with on-site primary decision makers, which include physicians, pharmacists, nurses, materials managers, biomedical staff and administrators. The Company has over 5,000 hospital customers worldwide and sells its products through a combined direct sales force consisting of over 250 salespersons and through more than 150 distributors.

         The Company's domestic marketing efforts are supported by a staff of nurses and pharmacists who consult with customers, providing ongoing clinical support in the evaluation, installation and use of the Company's products. The Company believes its sales force in the United States and internationally plays a key role in the effective introduction of new products.

         The Company has a strong business portfolio of key infusion device and patient monitoring contracts with group purchasing organizations as set forth below:


         PURCHASING ORGANIZATION                               DRUG INFUSION   THERMOMETRY    NEEDLE-FREE
         -----------------------                               -------------   -----------    ------------
                                                                     (YEAR IN WHICH CONTRACT EXPIRES)

         AmeriNet.............................................     2003           2002           2003
         Health Trust (Columbia / HCA)........................       -            2004             -
         HSCA.................................................     2002           2002           2002
         Magnet...............................................     2003           2003           2003
         MedEcon..............................................     2003           2003           2003
         Novation (VHA/UHC)...................................     2000             -            2000
         Premier..............................................     2002           2002             -
         In-Source (Purchase Connection)......................     2005           2005           2005
         Tenet Healthcare.....................................     2007             -            2007
         US Government / DOD..................................     2000           2000           2003


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

                                                                  1999            1998            1997
                                                                --------        --------       ---------
                                                                          (DOLLARS IN MILLIONS)
         North America........................................  $   263.5       $  246.7       $   240.5
         International........................................      124.8          125.0           118.6
         Instromedix..........................................       13.7            8.4               -
                                                                ---------       --------       ---------
              Total Sales.....................................  $   402.0       $  380.1       $   359.1
                                                                =========       ========       =========

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

MANUFACTURING

         The Company is focusing on low-cost manufacturing and manufactures its products at plants in San Diego, California; Creedmoor, North Carolina; Tijuana, Mexico; and Hampshire, England. In the second quarter of 1999, the Company relocated the Instromedix operations, including manufacturing of Instromedix products, from Hillsboro, Oregon to San Diego. The San Diego facility is the primary manufacturing facility for infusion pumps, patient monitoring instruments and cardiac monitoring products, and also houses a service operation for installed infusion pumps and patient monitoring instruments. The Creedmoor facility houses a portion of the current disposables operations and is a distribution center for North American disposable finished products. Product release from sterilization is done in San Diego and Creedmoor. The Tijuana facilities primarily focus on the manual assembly of disposables, and the Hampshire facility focuses on the manufacturing of syringe pumps and Advantis which are sold primarily to the international market. Disposable products for international markets are currently supported through a number of foreign manufacturers.

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

RESEARCH AND DEVELOPMENT

         The Company believes that a well-targeted research and development program constitutes an essential part of the Company's activities and is an integral part of its future success. The Company is actively engaged in research and development programs to develop and improve products. These activities are performed in the United States and, to a lesser extent, in the United Kingdom. For the year ended December 31, 1999, the Company expended approximately $23.8 million on in-house research and development. Substantially all of such amount was dedicated to the development of new products.

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

         The Company's policy is to secure patent protection for significant inventions. The Company holds approximately 249 unexpired patents in the United States and approximately 420 unexpired patents in foreign countries, principally in Europe, Canada, Japan and Australia. The Company has 25 additional applications pending or in preparation in the United States and 178 foreign applications pending. Within the next ten years, approximately 161 of the Company's United States patents and approximately 292 of the Company's foreign patents will expire. Due to ongoing development activities, the Company does not believe that the expiration of any such patents will, individually or in the aggregate, have a material adverse effect on the business, financial condition, results of operations, or prospects of the Company.

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

         The United States patent code was recently amended. As a result, certain statutory remedies for patent infringement are no longer available for a medical practitioner's otherwise infringing performance of a medical activity. As defined in the United States patent code, a patent may not be enforced against a medical practitioner's performance, or the performance by a related health care entity of a "medical activity" which is defined as the performance of a medical or surgical procedure on a body. However, a "medical activity" does not include "the use of a patented machine, manufacture or composition of matter in violation of such patent." Hence, remedies are still available against manufacturers and distributors. The aforesaid amendment does not apply to patents issued before September 30, 1996.

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

COMPETITION

         The Company faces substantial competition in all of its markets. Many of the Company's competitors have greater financial, research and development and marketing resources than the Company. Some of the Company's principal competitors are able to offer volume discounts based on bundled purchases of a broad range of their medical equipment and supplies. The Company seeks to improve its competitive position in this area by developing or licensing technologically superior products. The Company expects the trend toward volume discounts to continue in the future. The Company believes that the competitive factors most important in its markets are quality of products and services, technological innovation and price.

         The primary markets for the Company's products are relatively mature and highly competitive. Major competitors in this market include Baxter International, Inc., Abbott Laboratories, Inc. and McGaw, Inc. The Company's success is therefore dependent on the development of new infusion technologies and products and the development of other markets for its products. The Company's older infusion therapy product lines have experienced declining sales and market share recently, primarily due to competitors who offer volume discounts based on bundled purchases of a broader range of medical equipment and supplies, as well as to the aging of the Company's core products. The Company's introduction of new products may offset future declines in sales and market share. There can be no assurance, however, that new products will be successfully completed or marketed for sale, will not necessitate upgrades or technical adjustments after market introduction, can be manufactured in sufficient volumes to satisfy demand, or will offset declines in sales and market share experienced with respect to existing products. See "--Products and Services."

         The European infusion systems market is much more regionalized and fragmented, with a few strong competitors in each regional market. Major competitors encountered in several markets include Graseby, Fresenius and B. Braun Melsungen AG. The Company is among the leaders in a number of Western European markets, with a number one or number two installed base market share in seven countries and the number three installed base market share in three others. The Western European countries in which the Company has a number one or number two installed base market share are France, Norway, Sweden, the United Kingdom, Belgium, the Netherlands and Spain.

         The patient monitoring products market is fragmented by product type. The Company's key competitor in the United States electronic thermometer market is Welch Allyn, Inc. (f/k/a Diatek, Inc.) and its key competitor in the infrared thermometer market is Sherwood Medical Company (d/b/a Sherwood, Davis & Geck) ("Sherwood").

         The Instromedix business unit faces substantial competition in each of its market segments. Key competitors in the cardiac event recorder segment include Cor-Digital/CardGuard, Universal Medical, MicroMedical, Aerotel and PaceArt. In the pacemaker monitor subsegment, the major competitor is Universal Medical. In the telemedicine area, the major competitors include Advanced Medical Devices, Health Hero and American Telecare.

GOVERNMENT REGULATION

         PRODUCT REGULATION. The research, development, testing, production and marketing of the Company's products are subject to extensive governmental regulation in the United States at the federal, state and local levels, and in certain other countries. Non-compliance with applicable requirements may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical testing or commercial distribution of products, civil penalties or fines and criminal prosecution and/or repairing the device and/or refunding the purchase price.

         The United States Food and Drug Administration ("FDA") regulates the development, production, distribution and promotion of medical devices in the United States. Virtually all of the products being developed, manufactured and sold by the Company in the United States (and products likely to be developed, manufactured or sold in the foreseeable future) are subject to regulation as medical devices by the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), a medical device is classified as a Class I, Class II or Class III device. Class I devices are subject to general controls, including registration, device listing, recordkeeping requirements, labeling requirements, "Quality Systems Regulation" ("QSR" as defined in FDA Quality System regulations), prohibitions on adulteration and misbranding, reporting of certain adverse events ("MDR") and in some instances, FDA marketing submissions. In addition to general controls, Class II devices may be subject to special controls that include a 510(k) notification and could include performance standards, postmarket surveillance, patient registries, guidelines, recommendations and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness. New Class III devices must meet the most stringent regulatory requirements and must be approved by the FDA before they can be marketed. Such premarket approval can involve extensive preclinical and clinical testing to prove safety and effectiveness of the devices.

         Virtually all of the Company's products are Class II devices. Unless otherwise exempt, all Class II and Class III medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure a 510(k) or a Premarket Approval Application ("PMA"). A medical device will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent to another legally marketed medical device that was on the U.S. market prior to May 28, 1976 or to a device that has previously received a 510(k) and is lawfully on the U.S. market ("predicate device"). In general, if a product is not substantially equivalent to a predicate device, and not otherwise exempt, the FDA must first reclassify the device or approve a PMA before it can be marketed. An approved PMA indicates that the FDA has determined the product has been demonstrated, through the submission of clinical data and manufacturing and other information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year from submission and requires the submission of significant quantities of clinical data and supporting information. The process of obtaining a 510(k) clearance currently takes, on average, approximately six months from the date of submission. However, the review process for a particular product may be shorter or substantially longer depending upon the circumstances. Moreover, there can be no assurance that a 510(k) will be cleared. The 510(k) must include submission of supporting information, including labeling, and may be required to contain safety and efficacy data. Product modifications intended to be made to a cleared device or new product claims also may require submission and clearance of a new 510(k) application or submission and approval of a PMA, before the modified product can be distributed in interstate commerce. Although there can be no assurance, the Company believes that its proposed products under development will qualify for a clearance or approval.

         The FDA conducts investigations regarding the safety or effectiveness of medical devices in connection with applications for clearances or approvals. If after a result of such investigation, the FDA determined that the Company's application was inadequate or non-compliant, that determination could impair the Company's ability to market a particular device or cause the Company to need to generate additional data to support submissions for such clearance or approval. Future products developed by the Company may require FDA clearance through either the 510(k), PMA, new drug approval application procedures or abbreviated new drug approval application procedures. There can be no assurance that marketing clearances or approvals will be obtained on a timely basis or at all. Delays in receiving such clearances or approvals could have a material adverse effect on the Company.

         The FDA also regulates the commencement and conduct of any clinical investigations required by the agency in order to determine the safety and effectiveness of devices. This specifically includes investigations of devices not cleared or approved for marketing, and investigations involving new intended uses of previously cleared or approved devices. Clinical investigations are regulated by the FDA under the investigational device exemption ("IDE") regulations. The IDE regulations include significant requirements that must be met, including patient informed consent, criteria for selection of study investigators and monitors, review and approval of research protocols, reporting obligations to the FDA, recordkeeping and prohibitions against commercialization of investigational devices. A sponsor must obtain FDA approval of an IDE before starting the investigation, unless the device is found to be a non-significant risk device by the sponsor and each institutional review board ("IRB") that reviews the study. The FDA, however, has the authority to determine that a study designated as involving a non-significant risk device by the sponsor and IRBs involves a significant risk device and an IDE application must be submitted and approved before the study can resume. In addition, a study of a non-significant risk device must still comply with certain provisions of the IDE regulations, and meet other regulatory requirements. The violation of the IDE regulations can result in a variety of sanctions, such as warning letters, prohibition against additional clinical research, the refusal to accept data and criminal prosecution.

         Devices manufactured by the Company in the United States are exported by the Company to other countries. Such devices, if not approved or cleared for sale in the United States, are subject to the FDA export requirements, and cannot be commercially distributed in the United States.

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

         The Company is registered as a medical device manufacturer with the FDA. In addition, the Company lists all of its devices with the FDA. The Company also has a Medical Device Manufacturing License from the State of California Department of Health Services, which is renewed annually, and the Company is subject to the regulatory requirements of that state as well as other states in which the Company does business. The FDA inspects the Company periodically to determine whether the Company is in compliance with the FDC Act and regulations, including regulations relating to MDR reporting, product labeling and promotion, and medical device QSRs governing design, manufacturing, testing, quality control, product packaging and storage practices. California conducts similar inspections related to the same requirements. Other states may also conduct inspections of aspects of the Company's business particular to that state. An inspection may result in a determination that the Company is not in compliance with certain FDA or state requirements, may require the Company to undertake corrective action, and could result in legal action against the Company and its products, including actions such as those described herein. These revised regulations include new requirements such as design control, which may increase the cost of regulatory compliance for the Company. The MDR regulations promulgated by the FDA require the Company to provide information to the FDA on certain malfunctions, as well as serious injuries or deaths which may have been associated with the use of a product. The EC Medical Device Directives also require reporting of serious injuries or deaths which may be associated with the use of a medical device to the competent authority in the country where the incident occurred.

         A determination that the Company is in material violation of the FDC Act or such FDA regulations could lead to the issuance of warning letters, imposition of civil or criminal sanctions against the Company, its officers and employees, including fines, recalls, repair, replacement or refund to the user of the cost of such products and could result in the Company losing its ability to contract with government agencies. In addition, if the FDA believes any of the Company's products violate the law and present a potential health hazard, the FDA could seek to detain and seize products, to require the Company to cease distribution and to notify users to stop using the product. The FDA could also refuse to issue or renew certificates to export the Company's products to foreign countries. Such actions could also result in an inability of the Company to obtain additional clearances or approvals to market its devices.

         In October 1999, the Company received a warning letter from the FDA related to earlier inspections. These FDA inspections noted several areas of non-compliance with FDA regulatory requirements. The letter stated that to resolve this matter, the Company is required until October 2001 to submit to the FDA periodic certifications as to its state of compliance based on the outcome of inspections conducted by outside regulatory consultants employed by the Company for this purpose. In addition, product approvals, clearances and certificates for device exports, including renewals, will not be provided until the FDA is satisfied with the Company's corrective action. The FDA has informed the Company that the corrective action plan it submitted in response to the warning letter is adequate. The Company believes that it has the resources necessary to complete the corrective action plan, but is not able to determine if, or when the FDA will be satisfied with the Company's actions.

         Since 1995, the Company has on fourteen occasions initiated product recalls or issued safety alerts regarding its products regulated by the FDA. In each case this was done because the products were found not to meet the Company's specifications. Of the fourteen recalls, three are closed and notice to that effect has been received from the FDA. The Company has submitted to the FDA a request for closure related to four of the recalls but has not received notice back from the FDA. The remaining seven are still active. None of the recalls materially interfered with the Company's operations and all such affected product lines continued to be marketed by the Company, with the exception of the Model 599 Series infusion pump, for which the Company continues to sell administration sets and replacement parts only.

         In the first quarter of 1997 the Company identified and in March 1998 initiated a voluntary recall of approximately 50,000 of its Gemini model PC-1 and PC-2 infusion pumps because failure of specific electrical components.

         In the second quarter of 1998, the Company initiated a voluntary recall of its Signature Edition infusion pumps to correct a malfunction of an electronic line filter component. Further, in the third quarter of 1998, the Company initiated a voluntary safety alert regarding the Signature Edition infusion pumps advising to check for the proper installation of a spring in the pumping mechanism assembly.

         In the third quarter of 1998, the Company initiated a voluntary recall of its Gemini PC-4 pumps to correct certain electro-mechanical problems which may cause one or more channels of the device to audibly and visibly alarm and temporarily cease operation. In the third quarter of 1999, the Company initiated a voluntary recall of its Gemini PC-4 pumps to correct certain software problems which may cause all channels of the device to audibly and visibly alarm and temporarily cease operation. In the second quarter of 1999, the Company also initiated a mandatory field upgrade of the Gemini PC-2T CE

(220V) product, distributed only in certain countries outside the U.S. for failure to audibly alarm when a certain type of failure occurs.

         In the second quarter of 1999 the Company initiated a voluntary recall of a certain version of its MedSystem III infusion pump to replace a capacitor used on the pumps' power supply board. Failure of this capacitor may cause the pump to cease operation without an alarm notifying the user.

         Additionally, in the second quarter of 1999, the Company initiated three voluntary recalls of certain versions of its P series syringe pumps, which are manufactured in the United Kingdom and sold outside the United States, primarily in Europe. These voluntary recalls relate to software and hardware upgrades of the P series syringe pumps.

         The costs incurred related to the Company's recall activities have historically been significant. These costs include labor and materials, as well as travel and lodging for repair technicians. Estimates to complete are often quite difficult to determine due to uncertainty surrounding how many affected units are still in service and how many units customers will fix without Company assistance. Due to these difficulties in estimating costs, it is possible that the actual costs to complete each individual recall could differ significantly from management's current estimates to complete. Although, there can be no assurances, the Company believes it has adequate reserves to cover the remaining estimated aggregate costs related to these active recalls.

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

         The Company was involved in two such matters; one, at the Seaboard Chemical site in Jamestown, North Carolina, and another at the Caldwell Systems, Inc. site in Lenoir, North Carolina. In relation to the Seaboard Chemical site, the Company has entered into a DE MICROMIS administrative order on consent with the North Carolina Department of Environment, Health and Natural Resources and a group of PRPs, settling its liability for past and future response costs associated with the site. Under the consent order, the Company received a release from further liability associated with the site, a covenant not to sue by the other PRPs entering into the consent order, and protection under CERCLA against contribution actions for matters addressed by the consent order. Protection from further liability is conditioned on the absence of information indicating that the Company disposed of a greater quantity of hazardous substances at the site than currently known.

         In relation to the Caldwell Systems site, the Company has entered into a DE MINIMIS administrative order on consent with the EPA and a group of PRPs, settling its potential liability for past and future response costs associated with the site. Under the consent order, the Company received a covenant not to sue by the EPA and by other PRPs entering into the consent order, and protection under CERCLA against contribution actions for matters addressed by the consent order. Protection from further liability is conditioned on the absence of information indicating that the Company disposed of a greater quantity of hazardous substances at the site than currently known.

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

EMPLOYEES

         As of January 31, 2000, the Company employed 2,919 people, including 1,073 in the United States. The Company has not experienced any work stoppages related to employment matters other than in connection with a contract dispute with Cal Pacifico.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         DAVID L. SCHLOTTERBECK, age 52, became a Director, the President and the Chief Executive Officer of ALARIS Medical and ALARIS Medical Systems on November 1, 1999. Mr. Schlotterbeck joined ALARIS Medical Systems on April 19, 1999, as President and Chief Operating Officer. Previously, Mr. Schlotterbeck was President and Chief Operating Officer of Pacific Scientific Company, a former NYSE-traded company prior to its acquisition by Danaher Corporation in March 1998. He was President and COO of Pacific Scientific, an international manufacturer of motion control, process measurement and safety products, from 1997 to March 1998. From 1995 to 1997, he was President and CEO of Vitalcom, Inc., a medical network manufacturer. From 1991 to 1994, Mr. Schlotterbeck was Executive Vice President and COO for Nellcor, Inc., a medical device manufacturer subsequently acquired by Mallinckrodt, Inc. Mr. Schlotterbeck is a graduate of the General Motors Institute with a B.S. in electrical engineering. He holds an M.S. in electrical engineering from Purdue University, and completed the Executive Institute at Stanford University in 1984.

         WILLIAM C. BOPP, age 56, became Senior Vice President and Chief Financial Officer of each ALARIS Medical and ALARIS Medical Systems on November 1, 1999. Mr. Bopp joined the companies on March 22, 1999 as Vice President and Chief Financial Officer. Prior to joining ALARIS, he was executive vice president and chief financial officer of C.R. Bard, Inc. since 1995. Since 1980, Mr. Bopp held positions of increasing responsibility with Bard, a $1.2 billion developer, manufacturer and marketer of health care products, including vascular, urological and oncological and interventional products. In addition to his most recent position, from 1995 until 1999, Mr. Bopp also served as a member of the board of directors of Bard. He is a graduate of Harvard College, Cambridge, MA, and completed his M.B.A., Finance, from the Harvard Business School.

         JOHN A. DE GROOT, age 44, became Senior Vice President and General Counsel of each of ALARIS Medical and ALARIS Medical Systems on November 1, 1999. In March 1997 he became the Secretary of ALARIS Medical and ALARIS Medical Systems. Mr. de Groot became a Vice President and General Counsel of ALARIS Medical Systems as of November 1996. Prior thereto, Mr. de Groot served as a Vice President and General Counsel of IVAC Holdings, Inc. and IVAC Medical Systems since April 1995. From January 1991 to December 1996, Mr. de Groot was a partner in the law firm of Brobeck, Phleger & Harrison LLP, a firm he had been associated with since March 1987. Mr. de Groot holds a B.B.A. and Juris Doctor from the University of Notre Dame.

         ANTHONY B. SEMEDO, age 48, became Vice President of Corporate Development in January 1998. From November 1996 until February 1998, Mr. Semedo served as Vice President of Research, Development and Engineering of ALARIS Medical Systems. Prior thereto, Mr. Semedo served as Vice President of Research and Development of IVAC Medical Systems since February 1995. From September 1994 to February 1995, Mr. Semedo served as Vice President of Quality of IVAC Medical Systems. From August 1992 to September 1994, Mr. Semedo served as the Business Development Manager of the cardiovascular business and the Quality Assurance Manager of the medical devices and diagnostics division of Eli Lilly and Company. Eli Lilly and Company are engaged in the discovery, development, manufacture and sale of products, and the provision of services in the life sciences industry. Mr. Semedo holds a B.S. degree in Engineering from the University of Massachusetts, Lowell Campus.

         RICHARD M. MIRANDO, age 56, became Vice President and General Manager of Instromedix on August 2, 1999. He was previously Vice President of Operations of ALARIS Medical Systems, a position he assumed as of November 1996. Prior thereto, Mr. Mirando served as Vice President and General Manager of International Business of IVAC Medical Systems since January 1995. From 1978 to January 1995, Mr. Mirando held various positions, including Marketing Manager, Director of Market Planning and Research, Director of Sales, Executive Director of International Operations, Vice President Sales and Marketing-Fluid Delivery Division, Vice President-Corporate Accounts and Pricing, and Vice President-Corporate Quality/ Service Business Unit, with IVAC Medical Systems. Mr. Mirando holds an M.B.A. and a B.S. degree, Industrial Engineering, from Northeastern University.

         HENK VAN ROSSEM, age 57, became Vice President and General Manager, International of ALARIS Medical Systems in January 1997. Prior thereto, Mr. van Rossem held various international marketing and sales positions with Mallinckrodt Group, Inc. since 1984. Prior to Mallinckrodt, he worked in marketing and sales promotions for Philips-Duphar health Products. Mr. van Rossem attended the Amsterdam School of Business Administration, where he graduated with a degree in Marketing. He later completed the NSEAD Executive Management Program in France.

         JAKE ST. PHILIP, age 47, became Vice President and General Manager, North America, as of July 1998. He previously served as Vice President of Sales, North America of ALARIS Medical Systems as of November 1996. Prior thereto, Mr. St. Philip served as Vice President of Sales, North America of IVAC Medical Systems since June 1994. From 1981 to June 1994, Mr. St. Philip held various sales and marketing positions with IVAC Medical Systems. Additional prior experience includes sales positions with Johnson & Johnson and M&M/Mars. Mr. St. Philip holds a B.S. degree in Marketing from the University of New Orleans.

         JOERGEN LYNGSGAARD, age 56, became Vice President of Operations, ALARIS Medical Systems, on August 23, 1999. Prior to joining ALARIS Medical, he was senior director, product development of Mallinckrodt, Inc.'s Carlsbad, CA division, formerly known as Nellcor Puritan Bennett. Mr. Lyngsgaard joined Nellcor in 1993 and was responsible for product development of patient monitors. Nellcor Puritan Bennett was acquired in July 1997 by Mallinckrodt. From 1991 to 1993, he was vice president, product engineering for Harman Electronics, an audio automotive original equipment manufacturer. From 1987 to 1991, Mr. Lyngsgaard was vice president and general manager of Horiba Automation Division, responsible for development, production and installation of complex custom-specified pollution monitoring systems used worldwide in automotive and industrial applications. His prior experience includes positions of increasing responsibility with Calcomp, Beckman Instruments, Ford Motor Company and Uniroyal Tire Company. Mr. Lyngsgaard holds a B.S. in Electrical Engineering from Soenderborg Teknikum, Denmark, and a M.S. in Electrical Engineering from the University of Detroit. He completed his M.B.A from Cal State Fullerton and attended post-graduate coursework at Stanford University.

         SALLY M. GRIGORIEV, age 41, is the Vice President of Quality and Regulatory Affairs for ALARIS Medical Systems. Prior to joining IVAC Medical Systems in January 1995, she served as the Vice President of Quality and Regulatory Affairs at U.S. Medical Instruments, Inc. and Block Medical, Inc. respectively. While at Block Medical, she established and implemented all quality and regulatory systems. Ms. Grigoriev held various management positions at IMED Corporation from 1982 to 1990, including Principal Manufacturing Engineer, Quality Engineering Manager, Manufacturing Engineering Manager, and Quality Assurance Manager. Ms. Grigoriev holds a B.S. degree, Chemical Engineering, from the University of California, Santa Barbara.

         L. JAMES RUNCHEY, age 43, is the Vice President of Human Resources for ALARIS Medical Systems. He joined IVAC Medical Systems in May 1995. Prior to IVAC, Mr. Runchey served as Vice President of Human Resources and Administration for Magma Power Company from 1988 to 1995, where he was responsible for all aspects of Human Resources management, facilities, safety and training. Mr. Runchey holds a B.S. degree in Management from San Diego State University.

         There are no family relationships among the above executive officers.

ITEM 2.    PROPERTIES

         The Company has long-term leases on substantially all of its major facilities. The Company maintains an instrument manufacturing facility in San Diego, California where infusion pumps and patient monitoring instruments for both the North America and International business units are manufactured. Arrhythmic event recorders and pacemaker monitors are also manufactured in the San Diego facility for the Instromedix division. The Company also maintains a facility in Hampshire, England where syringe pumps and the Advantis pump, products marketed for countries outside of the United States, are manufactured. Disposable administration set manufacturing facilities for the North America and International business units are located in Creedmoor, North Carolina and Tijuana, Mexico. The disposable manufacturing facility in Creedmoor, North Carolina is owned by the Company. The disposable manufacturing facilities in Tijuana, Mexico are maintained under short term lease agreements.

         The Company's principal International sales offices are maintained under long-term leases in England, Germany, Spain, France, Sweden, Belgium, The Netherlands, Italy, Norway, South Africa, New Zealand and Australia. The North American sales office for Canada is also maintained under a long-term lease.

         The Company's principal offices are located in San Diego, California and its International headquarters are located in Hampshire, England. These facilities are maintained under long-term lease arrangements.

ITEM 3.    LEGAL PROCEEDINGS

         ALARIS Medical Systems was a defendant in a lawsuit filed in June 1996 by Sherwood, a unit of Tyco Healthcare Group ("Tyco"), against IVAC Medical Systems. The lawsuit was filed in the United States District Court for the Southern District of California, alleging infringement of two Sherwood patents by reason of certain activities including the sale by IVAC Medical Systems of disposable probe covers for use with the Company's infrared tympanic thermometers. On August 31, 1999 the Company entered into an agreement under which Tyco granted ALARIS Medical Systems a paid-up license to certain patents and settled the patent infringement lawsuit. In connection with this agreement, the Company made a one-time payment of $4.0 million during the third quarter of 1999. ALARIS Medical Systems will not be required to pay any future royalties on patents covered by the agreement.

         The Company was a defendant in a lawsuit filed on April 20, 1998 and served on October 28, 1998, by Becton Dickinson and Company ("Becton") against ALARIS Medical Systems, Inc., which alleged infringement of a patent licensed to Becton by reason of certain activities, including the sale of the Company's SmartSite-Registered Trademark- needle-free system. Becton had requested a permanent injunction enjoining the Company from infringing the patent in suit. In addition, the Company filed a lawsuit on December 4, 1998 against Becton. The lawsuit alleged infringement of two patents, one owned by the Company and one licensed to the Company, by reason of certain activities, including the sale of Becton's Atrium needle-free valve. On October 13, 1999, the Company entered into an agreement with Becton which grants between the two companies paid-up licenses to certain patents and settled the patent infringement lawsuits. In connection with this agreement, the Company paid a total of $6.7 million during the fourth quarter of 1999. The Company will not be required to pay any future royalties on patents covered by the agreement.

         In January 2000, the Company was notified that Amaris Software Entwicklungsgesellschaft mbH ("Amaris Software"), a German company, contends that the Company's use of the trademark "ALARIS" infringes Amaris Software's registered trademark "Amaris" that is the subject of a German trademark registration.

         The Company has denied that the two marks are confusingly similar and contends that the Company's intended use of the trademark "ALARIS" is only with medical goods and services, which are outside Amaris Software's registration. The Company believes it has sufficient defenses to all claims by Amaris Software. However, there can be no assurance that the Company will successfully defend all claims made by Amaris Software.

         The Company is also involved in a number of legal proceedings arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows of the Company. The Company maintains insurance coverage against claims in an amount which it believes to be adequate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

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

ITEM 6.    SELECTED FINANCIAL DATA

         The following selected historical consolidated financial data of ALARIS Medical Systems at December 31, 1999, 1998, 1997, 1996 and 1995, and for the years then ended, have been derived from ALARIS Medical Systems' annual financial statements including the consolidated balance sheet at December 31, 1999 and 1998 and the related consolidated statement of operations for the three-year period ended December 31, 1999 and notes thereto which appear elsewhere herein.

                                                                        YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------
                                                       1999         1998           1997        1996 (1)       1995 (1)
                                                 -----------   -----------   -----------    -----------     -----------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:
    Sales......................................    $ 401,978     $ 380,068     $ 359,077      $ 136,371      $ 112,551
    Cost of sales..............................      208,739       191,232       188,340         78,642         63,270
                                                   ---------     ---------     ---------      ---------      ---------
    Gross margin...............................      193,239       188,836       170,737         57,729         49,281
    Selling and marketing expense..............       77,510        72,202        65,797         22,273         16,567
    General and administrative expense.........       44,639        40,952        37,510         13,434          8,893
    Research and development expense...........       23,769        20,059        16,876          8,854          7,386
    Purchased in-process research
      and development (2)......................            -        28,334             -         44,000              -
    Restructuring, integration, and
      other non-recurring charges (2)..........       26,589         1,901        19,767         15,277              -
                                                   ---------     ---------     ---------      ---------      ---------
    Total operating expenses (2)...............     (172,507)     (163,448)     (139,950)      (103,838)       (32,846)
    Lease interest income (3)..................        4,425         4,599         4,559          2,501          2,333
                                                   ---------     ---------     ---------      ---------      ---------
    Income (loss) from operations..............       25,157        29,987        35,346        (43,608)        18,768
    Interest income............................        1,373         1,128           433            184             28
    Interest expense...........................      (39,949)      (41,814)      (43,123)        (6,303)        (2,052)
    Other (expense) income, net................       (1,649)       (1,100)       (1,584)           323           (379)
                                                   ---------     ---------     ---------      ---------      ---------
     (Loss) income before income taxes.........      (15,068)      (11,799)       (8,928)       (49,404)        16,365
    Provision (benefit) for income taxes ......        3,400         7,400        (1,900)         1,270          8,099
                                                   ---------     ---------     ---------      ---------      ---------

    Net (loss) income..........................    $ (18,468)    $ (19,199)    $  (7,028)     $ (50,674)     $   8,266
                                                   =========     =========     =========      =========      =========

                                                                        YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------
                                                      1999          1998         1997         1996 (1)          1995 (1)
                                                   ---------     ---------     ---------    -----------      -----------
                                                                            (IN THOUSANDS)

BALANCE SHEET DATA:
    Cash.......................................    $  23,539     $  29,468     $   6,918      $   9,148      $     436
    Working capital............................      127,943       148,144        85,084         84,469         25,753
    Total assets  .............................      600,726       644,377       563,106        586,141        122,597
    Short-term debt (4)........................       13,769        15,423        14,559              -              -
    Long-term debt (4).........................      382,678       399,623       415,419        423,941         11,353
    Stockholder's equity.......................      101,121       123,118        38,947         50,021         32,477

ADJUSTED EBITDA (5) ...........................    $  89,139     $  96,584     $  90,948      $  29,023      $  25,310
Inventory purchase price
    allocation adjustment (6)..................            -          (274)       (1,607)        (4,014)             -
Restructuring, integration and
    other non-recurring charges................      (26,589)       (1,901)      (19,767)       (15,277)             -
Purchased in-process research
    and development............................            -       (28,334)            -        (44,000)             -
Depreciation and amortization (7)..............      (37,393)      (36,088)      (34,228)        (9,340)        (6,542)
Interest income................................        1,373         1,128           433            184             28
Interest expense...............................      (39,949)      (41,814)      (43,123)        (6,303)        (2,052)
Other, net.....................................       (1,649)       (1,100)       (1,584)           323           (379)
(Provision for) benefit from income taxes......       (3,400)       (7,400)        1,900         (1,270)        (8,099)
                                                   ---------     ---------     ---------      ---------      ----------

Net (loss) income..............................    $ (18,468)    $ (19,199)    $  (7,028)     $ (50,674)     $   8,266
                                                   =========     =========     =========      =========      ==========

---------------------------------
(1) ALARIS Medical Systems was formed as a result of the merger of IMED Corporation and IVAC Medical Systems, Inc. in November 1996 ("the Merger"). As a result of the Merger, the Balance Sheet Data for 1995 and the Statement of Operations Data for 1995 and 1996 are not comparable to the Balance Sheet and Statement of Operations Data for subsequent years.

(2) Operating expenses for the years ended December 31, 1999, 1998, 1997 and 1996 include restructuring, integration and other non-recurring charges of $26,589, $1,901, $19,767 and $15,277, respectively. In 1996 ALARIS Medical
     Systems restructured its operations. During 1997, the Company incurred significant restructuring, integration and other non-recurring expense resulting from the 1996 Merger. During 1998, the Company incurred integration costs and other non-recurring expenses resulting from the acquisitions of Instromedix and Patient Solutions. In 1999, the Company incurred integration charges related to the consolidation of the Instromedix operation into its San Diego, California facilities.

     Additionally, in 1996, the Company recorded $44,000 of purchased in-process research and development in connection with the Merger. In 1998, in connection with the acquisitions and licensing of Instromedix, Caesarea and Patient Solutions, the Company recorded $28,334 of purchased in-process research and development. In 1999, the Company wrote-off $19,172 of goodwill and other intangible assets related to the Instromedix business unit. Also included in 1999 operating expenses are charges of $2,838 related to two patent license agreements. For further discussion see Notes 2 and 9 to the Consolidated Financial Statements.

(3) Lease interest income consists of interest income associated with contracts or agreements pursuant to which a third party acquires infusion pumps under sales-type leases.

(4) In 1996, in connection with the Merger, the Company entered into a $250,000 credit facility and also issued $200,000 of 9 3/4% senior subordinated notes due 2006.

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

(6) Amounts in 1996 and 1997 represent that portion of the purchase accounting adjustments made to adjust acquired inventory to its estimated fair value on the acquisition date. This adjustment to inventory was subsequently charged to cost of sales during December 1996 and the first quarter of 1997. The 1998 amount represents that portion of the purchase accounting adjustments made to adjust the 1998 acquired inventories to the estimated fair value on the acquisition dates which was subsequently charged to cost of sales.

(7) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense of $2,730, $2,889, $3,012, $1,113 and $248 for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF ALARIS MEDICAL SYSTEMS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

         The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). The Company is also a leader in the international infusion systems market. Based on installed base of infusion pumps, the Company has a number one or two market position in seven Western European countries, the number three market position in three countries, the largest installed base of infusion pumps in Australia and Canada and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver one or more fluids, primarily pharmaceuticals or nutritionals, to patients, consist of single and multi-channel infusion pumps and and dedicated and non-dedicated disposable administration sets (i.e., plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse, pulse oximetry and blood pressure, with the largest installed base of hospital thermometry systems in the United States. Through its July 17, 1998 acquisition of Instromedix, the Company also designs, manufactures and sells cardiology products such as arrhythmia-event recorders and pacemaker monitors.

         The Company sells a full range of products through a worldwide direct sales force consisting of over 250 sales persons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales by the Company's International business unit represented 31.1% of the Company's total sales for the year ended December 31, 1999. For the year ended December 31, 1999, the Company had sales of $402.0 million and Adjusted EBITDA of $89.1 million.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                           1999            1998             1997
                                                                      ----------      ----------       ---------
                                                                    (% OF SALES)    (% OF SALES)      (% OF SALES)
Sales   ...........................................................       100.0%           100.0%          100.0%
Cost of sales......................................................        51.9             50.3            52.5
                                                                      ---------       ----------       ---------

Gross margin.......................................................        48.1             49.7            47.5

Selling and marketing expenses.....................................        19.3             19.0            18.3
General and administrative expenses................................        11.1             10.7            10.4
Research and development expenses..................................         5.9              5.3             4.7
Purchased in-process research and
   development.....................................................         -                7.5             -
Restructuring, integration and other
   non-recurring charges...........................................         6.6               .5             5.5
Lease interest income..............................................         1.1              1.2             1.2
                                                                      ---------       ----------       ---------

Income  from operations............................................         6.3              7.9             9.8
Interest income....................................................          .3               .3              .1
Interest expense...................................................        (9.9)           (11.0)          (12.0)
Other, net.........................................................         (.4)             (.3)            (.4)
                                                                      ---------       ----------       ---------

Loss before income taxes...........................................        (3.7)            (3.1)           (2.5)
Provision for (benefit from) income taxes..........................          .8              2.0             (.5)
                                                                      ---------       ----------       ---------

Net loss...........................................................        (4.5%)           (5.1%)          (2.0%)
                                                                      =========       ==========       =========
Other Data:
    Adjusted EBITDA................................................        22.2%            25.4%           25.3%
                                                                      =========       ==========       =========


The following table summarizes sales to customers by each business unit:

                                                                                   YEAR ENDED DECEMBER 31, (A)
                                                                 --------------------------------------------------
                                                                      1999               1998                1997
                                                                 ----------         ----------         ------------
                                                                                   (IN MILLIONS)

North America sales............................................    $  263.5           $  246.7           $ 240.5
International sales............................................       124.8              125.0             118.6
Instromedix sales..............................................        13.7                8.4               -
                                                                   --------           --------           -------
    Total sales................................................    $  402.0           $  380.1           $ 359.1
                                                                   ========           ========           =======

(A) The Company's sales results are reported consistent with the Company's three strategic business units: North America, International, and Instromedix.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         SALES. Sales increased $21.9 million, or 6%, during 1999 compared with 1998. During 1999 compared with 1998, North America sales increased $16.8 million, or 7%. International sales decreased $0.2 million and Instromedix sales increased $5.3 million. In 1999 the Company recorded sales for Instromedix for a full year, compared with five and one-half months of sales in 1998. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1999 compared with the actual foreign currency exchange rates in effect during 1998, translation of 1999 international sales were adversely impacted by $4.0 million. Using constant exchange rates, International sales increased 3% due primarily to increased volume of disposable administration sets. The increase in North America sales in 1999 is primarily due to an increase in drug infusion disposable administration set revenue of $11.3 million and drug infusion instrument revenue of $5.8 million. The increase in drug infusion disposable administration set revenue is due primarily to an increase in volume of the Company's SmartSite needle-free system administration sets.

         GROSS MARGIN. Gross margin increased $4.4 million or 2% during 1999 compared with 1998. The gross margin percentage decreased from 49.7% in 1998 to 48.1% in 1999 due in part to a one-time charge of $2.5 million during the second quarter of 1999 associated with disposable manufacturing issues as well as a $1 million charge during the fourth quarter of 1999 to write-down slow moving and potentially obsolete inventory. Additionally, despite lower manufacturing costs due to increased volume, gross margin percentages declined on drug infusion instruments due to lower average selling prices in 1999 compared with 1998.

         SELLING AND MARKETING EXPENSE. Selling and marketing expenses increased $5.3 million, or 7%, during 1999 compared with 1998. As a percentage of sales, selling and marketing expenses increased from 19.0% in 1998 to 19.3% in 1999. This increase is primarily due to management consulting fees associated with developing product strategies and planning upcoming product introductions, higher compensation and clinical consultants costs associated with the increase in North America sales, and a full year of Instromedix selling and marketing expenses in 1999 compared with five and one-half months of Instromedix expense in the prior year.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $3.7 million, or 9%, during 1999 compared with 1998. As a percentage of sales, general and administrative expense increased from 10.7% for 1998 to 11.1% for 1999. This increase is primarily due to a full year of Instromedix spending in 1999 compared with five and one-half months in the prior year, increased activity associated with now concluded patent litigation and an increase in information technology costs for the Company's new domestic operating system implemented in late 1998. Instromedix added approximately $2.1 million of general and administrative cost in 1999 over 1998, including $1.2 million of intangible asset amortization.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased approximately $3.7 million, or 19%, during 1999 primarily due to a full year of Instromedix spending versus five and one-half months in the prior year and increased activities associated with the later development stages of various domestic and international engineering projects for infusion systems, electronic thermometry and disposable administration sets.

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

         During the second quarter of 1998, the Company acquired the net assets of Patient Solutions, Inc. ("PSI"). PSI was a wholly owned subsidiary of Invacare Corporation and was focused on the development of an ambulatory pump for use in the alternate-site market. In connection with the PSI acquisition and the technology license agreement with Caesarea during the second quarter of 1998, the

 Company incurred a one-time $5.5 million write-off related to the value assigned to the acquired in-process research and development of the projects for which technological feasibility had not been established and for which there was no alternative future use. During the fourth quarter of 1999, as a result of the decision to discontinue work on the technology acquired from PSI, the Company recorded a charge to operations of approximately $0.9 million to write-off the remaining assets acquired from PSI.

         Pursuant to the technology license agreement, the Company acquired certain volumetric infusion pump technology from Caesarea. Caesarea is conducting research and development on this in-process technology in order to create a large volume infusion pump marketed primarily to consumers in emerging international markets. The Company is required to make certain milestone payments up to an aggregate of $4.0 million to Caesarea upon the attainment of certain developmental milestones, which primarily relate to different product releases. During 1999 and 1998, upon reaching such milestones, the Company made payments to Caesarea of $2.8 million and $0.8 million, respectively, and certain products using the purchased in-process technology were released during 1999.

         INTEGRATION AND OTHER NON-RECURRING CHARGES. Integration and other non-recurring charges for 1999 includes a third quarter charge of $2.8 million related to two patent license agreements related to patent infringement lawsuits (see Note 13 to the accompanying Consolidated Financial Statements).

         Also included in 1999 are $4.6 million in integration charges related to the July 1998 Instromedix acquisition. In connection with the Instromedix acquisition, management, with the assistance of consultants, performed a review of the operating activities of the acquired company in order to assess how to integrate and leverage the Instromedix operations with ALARIS Medical Systems. As a result of this assessment, in February 1999, the Company announced its plans to consolidate the operations of Instromedix into its San Diego, California facilities. In connection with these relocation and integration activities, the Company incurred $4.6 million in costs, including severance and related termination benefits of $1.1 million, consulting and retention bonuses of $0.8 million, personnel relocation costs of $0.9 million, asset dispositions of $0.5 million, lease termination costs of $0.5 million and $0.8 million in other related costs. During 1998, the Company incurred $1.9 million in costs associated with the Instromedix acquisition, primarily in consulting fees and retention bonuses of $1.6 million and $0.3 million in other related costs.

         In connection with fourth quarter management changes and the development and completion of certain strategic plans for the Company as a whole, management determined that the estimated future cash flows from the Instromedix business unit would likely not be sufficient to recover the carrying value of certain of its intangible assets. As a result, the carrying value of all remaining goodwill and other intangible assets, except for $14.3 million of completed technology, were written-off during the fourth quarter resulting in a pretax charge of $19.2 million ($17.7 million net of taxes). (See Note 9 to the accompanying Consolidated Financial Statements).

         LEASE INTEREST INCOME. Lease interest income during both periods consists of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases. Lease interest income decreased $0.2 million in 1999 compared with 1998 due to a decrease in the amount outstanding under such leases.

         INCOME FROM OPERATIONS. Income from operations decreased $4.8 million during 1999 compared with 1998 primarily due to the patent license agreements charges, the $2.5 million charge to cost of sales resulting from manufacturing issues related to infusion disposable products, and the non-recurring Instromedix intangible and integration write-offs which were partially offset by 1998 non-recurring charges. After excluding the non-recurring charges from 1999 and 1998, income from operations for 1999 is $54.2 million compared with $60.2 million in 1998. The decrease in 1999 over 1998 is primarily due to increases in operating expenses discussed above, which were partially offset by higher gross margin dollars.

         ADJUSTED EBITDA. Adjusted EBITDA decreased $7.4 million, or 8%, during 1999 compared with 1998. As a percentage of sales, Adjusted EBITDA decreased from 25.4%, or $96.6 million, for 1998 to 22.2%, or $89.1 million, for 1999 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

         INTEREST EXPENSE. Interest expense decreased $1.9 million, or 4%, during 1999 primarily due to a decrease in the amount of long-term debt outstanding in 1999 compared with 1998, as well as lower average interest rates on the bank credit facility in 1999 compared with 1998. (See Liquidity and Capital Resources.)

         INTEREST INCOME. Interest income increased approximately $0.2 million during 1999 compared with 1998 due to earnings from the remaining cash proceeds from the 11-1/8% Senior Discount Notes ("Senior Discount Notes") which were issued in July 1998 by ALARIS Medical to fund the Instromedix acquisition. (See Liquidity and Capital Resources.)

         OTHER EXPENSE. Other expense increased $0.5 million during 1999 compared with 1998, primarily due to an increase in foreign exchange loss of approximately $0.8 million during 1999 compared with 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         SALES. Sales increased $21.0 million, or 5.9%, during 1998 compared with 1997. North America sales increased $6.2 million, or 2.5%, while International sales increased $6.4 million, or 5.4%. Sales generated by Instromedix for 1998 were $8.4 million. The increase in International sales is primarily due to an increase in volume of drug infusion instruments and disposable administration sets. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1998 compared with the actual foreign currency exchange rates in effect during 1997, translation of 1998 international sales were adversely impacted by $2.8 million. The increase in North America sales in 1998 compared with 1997 is primarily due to an increase in drug infusion disposable administration set revenue and patient monitoring instrument revenues. The increase in drug infusion disposable administration set revenue is due primarily to an increase in volume of the Company's SmartSite needle-free system administration sets.

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

         SELLING AND MARKETING EXPENSE. Selling and marketing expenses increased $6.4 million, or 9.7%, during 1998 compared with 1997. As a percentage of sales, selling and marketing expenses increased from 18.3% in 1997 to 19.0% in 1998. North America expenses increased by $1.1 million, or 2.7% in 1998 which is consistent with the growth in North American sales. International expenses increased $3.1 million, or 12.4%, from 1997 due to compensation and distribution costs related to the increase in sales. This increase was also due to investment in direct operations in Italy and Norway during late 1997 and early 1998, respectively. In addition, selling and marketing expenses increased $2.2 million from 1997 to 1998 due to the addition of Instromedix in 1998.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $3.4 million, or 9.2%, during 1998 compared with 1997. As a percentage of sales, general and administrative expense increased from 10.4% for 1997 to 10.8% for 1998. North America general and administrative expenses increased $0.5 million, or 1.6%, in 1998 over 1997 due to higher compensation expense and related employee costs, and increased spending for business development activities in 1998. International expenses increased by $1.1 million, or 14.4%, as a result of an increase in the investment in direct operations in Europe. Instromedix added approximately $1.8 million of general and administrative cost in 1998, including $1.0 million of intangible asset amortization.

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

         The Company incurred $19.8 million in costs to integrate the IMED and IVAC operations during 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The 1997 expense consisted primarily of information systems conversion costs of $4.8 million, the write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate-site infusion pump of $4.5 million, maquiladora contract dispute settlement and related costs of $4.1 million (see Note 9 to the Consolidated Financial Statements), the write-off of drug infusion instrument tooling associated with the redesign effort on a product in development of $1.7 million, facilities moving expenses and Company name change costs of $1.6 million, management consulting fees of $1.4 million, severance of $0.2 million and other integration costs of $1.5 million. The Company reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and stockholder return. That review resulted in the termination of the aforesaid product distribution and license agreement. The $4.5 million charge related to such termination includes a $4.3 million non-cash charge representing the write-off of the intangible asset associated with such agreement.

         LEASE INTEREST INCOME. Lease interest income during both periods consists of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases. Lease interest income remained constant from 1997 to 1998.

         INCOME FROM OPERATIONS. Income from operations decreased $5.4 million during 1998 compared with 1997 primarily due to non-recurring charges related to the write-off of $28.3 million in purchased in-process research and development charges in connection with acquisitions and $1.9 million in integration and other non-recurring charges related to the Instromedix acquisition. The 1997 income from operations includes acquisition and integration charges of charges of $19.8 million in 1997 related to the IVAC/IMED merger. After excluding such charges from 1997 and 1998, the adjusted income from operations is $55.1 million in 1997 compared with $60.2 million in 1998. The increase in 1998 over 1997 is due primarily to improved sales and gross margins.

         ADJUSTED EBITDA. Adjusted EBITDA increased $5.6 million, or 6.2%, during 1998. As a percentage of sales, Adjusted EBITDA increased from 25.3%, or $90.9 million, for 1997 to 25.4%, or $96.6 million, for 1998 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges, and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by certain investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

         INTEREST EXPENSE. Interest expense decreased $1.3 million, or 3.0%, during 1998 primarily in connection with the Merger in 1996, the Company entered into a bank credit facility consisting of term loans and a revolving credit facility (the "Credit Facility") which was amended in the first quarter of 1998. As a result of this amendment, interest expense on the Credit Facility decreased.

         INTEREST INCOME. Interest income increased approximately $0.7 million during 1998 compared with 1997 due to earnings from the remaining cash proceeds from the Senior Discount Notes which were issued in July 1998 to fund the Instromedix acquisition.

         OTHER (EXPENSE). Other income decreased $0.5 million during 1998 compared with 1997, partially due to a decrease in foreign exchange loss of approximately $0.7 million during 1998 compared with 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Management currently believes that sufficient cash will be available through ALARIS Medical Systems, based upon current operations, to satisfy debt service and other corporate expenses of ALARIS Medical in the foreseeable future. In November 1996, ALARIS Medical Systems entered into a bank credit facility consisting of term loans and a revolving credit facility (the "Credit Facility"). The Credit Facility permits ALARIS Medical Systems to transfer to ALARIS Medical up to $1.5 million annually to fund ALARIS Medical's operating expenses and additional amounts sufficient to meet interest payment requirements.

         The Company expects to continue to meet its short-term and long-term liquidity needs, including capital expenditure requirements with cash flow from operations. In addition to operating expenses, the Company's primary future use of funds, on a short-term and long-term basis, will continue to be fund capital expenditures and to pay debt service on outstanding indebtedness.

         Net cash provided by operating activities for the year ended December 31, 1999 was $53.7 million compared with $27.5 million provided by operating activities in 1998. Net cash used in investing activities for the year ended December 31, 1999 and 1998 was $38.0 million and $63.1 million, respectively. Net cash used in investing activities included $7.8 million in payments related to patent license agreements in 1999 (see Note 13 to the Consolidated Financial Statements), $59.8 million for business acquisitions in 1998 and $25.9 million and $24.6 million in net capital expenditures for the years ended December 31, 1999 and 1998, respectively. Net cash used by financing activities for the year ended December 31, 1999 was $21.5 million which was primarily composed of principal payments on long-term debt. Net cash provided by financing activities for the year ended December 31, 1998 was $58.1 million which primarily consisted of capital contributions from ALARIS Medical of $81.7 million and proceeds from the term loan borrowing of $30.0 million offset by net repayments under the revolving credit facility of $25.2 million and principal payments on long-term debt of $25.3 million.

         At December 31, 1999, the Company's outstanding indebtedness was $396.4 million, which includes $195.9 million of bank term debt under the Credit Facility and $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were issued in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering approximately 50% of its term loan borrowings through February 1, 2000. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average interest rate of 9.7% on the Credit Facility borrowings as of December 31, 1999. As a result of the expiration of the Company's interest rate protection agreement, all of the Credit Facility borrowings are subject to interest rate risk. A 10% increase (approximately one percentage point) in the applicable interest rate, would result in a $1.9 million annual increase in interest expense.

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

         Annual principal amortization of the Company's indebtedness is $13.8 million, $22.1 million and $28.9 million for 2000, 2001 and 2002, respectively.

         ALARIS Medical's 7 1/4% Convertible Debentures (the "Converbile Debentures") provide for semi-annual interest payments of approximately $0.6 million and mature on January 15, 2002. The 9 3/4% Notes and the Credit Facility permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures and to make limited distributions to ALARIS Medical to fund operating expenses and to pay income taxes; provided that, with respect to the Credit Facility, there exists no default or event of default under the Credit Facility. The Credit Facility requires the Company, under most circumstances, to obtain consent from its bank group to allow ALARIS Medical to repay the Convertible Debentures at maturity. The 9 3/4% Notes allow distributions to ALARIS Medical to fund the repayment of the Convertible Debentures at maturity if certain performance measures are met. Although there can be no assurances, the Company anticipates that its bank group will consent to, and its operating performance will meet the performance measures required for ALARIS Medical Systems to fund the repayment of the Convertible Debentures at maturity.

         During 1999, the Company made cash payments of approximately $4.7 million related to Instromedix integration costs of which approximately $0.8 million was accrued at December 31, 1998. These integration activities primarily related to the assessment and review of Instromedix operating activities and strategy. In February 1999, as a result of this assessment, the Company announced its plans to consolidate the operations of Instromedix into its San Diego, California facilities. In connection with these relocation and integration activities, the Company incurred nonrecurring charges of approximately $4.6 million before related income tax benefits in 1999. Of this charge, approximately $0.6 million is accrued at December 31, 1999. During 1998, the Company accrued approximately $1.9 million for integration costs related to Instromedix and made cash payments of approximately $1.0 million for such accrued Instromedix integration costs. Additionally, during 1998, the Company made cash payments of approximately $1.7 million related to merger and integration costs accrued at December 31, 1997.

         As described in Note 13 to the Consolidated Financial Statements, the Company has entered into two patent license agreements. In connection with these agreements, the Company made a payment of $4.0 million during the third quarter of 1999 and a payment of $6.7 million in the fourth quarter of 1999. No future payments are required under these agreements.

         The Company made capital expenditures of approximately $26.1 million and $25.1 million during the year ended December 31, 1999 and 1998, respectively.

         The Company believes that, on both a short-term and long-term basis, based on current levels of performance, it will generate cash flow from operations, together with its existing cash, sufficient to fund its operations, make planned capital expenditures and make principal amortization and interest payments under the Credit Facility and interest payments on the 9 3/4% Notes. However, on a long-term basis, the Company may not generate sufficient cash flow from operations to repay the 9 3/4% Notes at maturity in the amount of $200.0 million. Accordingly, the Company may have to refinance the 9 3/4% Notes at or prior to maturity or sell assets or raise equity capital through ALARIS Medical to repay such debt. Based on current interest rates and debt outstanding as of December 31, 1999, over the next twelve months, the Company is required to make principal and interest payments under its Credit Facility in the amount of $31.9 million and interest payments on the 9 3/4% Notes in the amount of $19.5 million. In addition, the Company's ability to fund its operations, to make planned capital expenditures and to make scheduled principal and interest payments will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

YEAR 2000 RISK

         The Year 2000 problem arose from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. The Company developed and implemented a comprehensive program to address Year 2000 issues pertaining to both information technology (IT) and non-IT systems. The Company has completed an assessment and it is not currently aware of any material Year 2000 issues related to third parties, including suppliers, with whom the Company conducts business or in its non-IT systems. Due to the Company's inability to control third party, including supplier, compliance with Year 2000 issues, there can be no assurances that such Year 2000 issues will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

         In addition to routine capital expenditures, and in connection with prior acquisitions, the Company made significant expenditures for the acquisition of enterprise-wide information system software and hardware and the related design, testing and implementation. The manufacturer represented that the new system is Year 2000 compliant. The Company successfully converted all of its domestic business processes to the new system by September 1998. The Company converted its international business unit headquarters as well as its international manufacturing and central distribution center to the new system in October of 1999. The balance of the Company's sales offices will be converted to the new system early in 2000. The International system is also designed to properly process transactions denominated in the euro currency. Euro currency is a new monetary unit which certain European countries can begin using in 1999. As of this date, the Company has not observed any significant Year 2000-related problems with its information systems.

         The Company launched Year 2000 internet websites for its customers that included a complete list of the Company's electronic medical products, detailed and updated information regarding the status of the products and other information regarding the Company's Year 2000 program. Certain of the Company's products contain software in which the record keeping capabilities are affected beyond the Year 2000. Products affected by the Year 2000 issue have been identified and information regarding user interventions and software upgrades has been provided. The Company believes that these issues will not interfere with the primary functions of the products involved, nor will they affect the safety of patients. As of this date, the Company has not observed any significant Year 2000-related problems interfering with the primary functions of its products or affecting the safety of patients. However, there can be no assurance in regard to the foregoing nor can there be any assurance that the Company will not be subject to legal claims for damages arising from products that are not Year 2000 compliant.

         During the fiscal years 1998, 1997 and 1996 the Company made combined capital and operating expenditures of approximately $13.9 million related to the new enterprise-wide information system, and expenditures of $5.1 million for the year ended December 31, 1999. The significant phases of the project will be completed in 2000 with anticipated additional expenditures of approximately $0.9 million.

         Infusion instrument sales are typically higher in the fourth quarter due to sales compensation plans which reward the achievement of annual quotas and the seasonal characteristics of the industry, including hospital purchasing patterns. First quarter sales are traditionally not as strong as the fourth quarter. The Company anticipates that this trend will continue but is unable to predict the effect, if any, from health care reform, increased competitive pressures and Year 2000 issues. Approximately 34% and 33% of the Company's sales of drug infusion instruments occurred during the fourth quarters of 1999 and 1998, respectively.

         Although the Company has dedicated substantial resources towards attaining Year 2000 readiness, there is no assurance it has been successful in its efforts to identify and address all Year 2000 issues. Even if the Company acted in a timely manner to complete all of its assessments; identify, develop and implement remediation and contingency plans believed to be adequate some problems may not have been identified or corrected in time to prevent material adverse consequences to the Company. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Year 2000 is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Year 2000 initiatives, it may discover that actual results will differ materially from these estimates. The information provided above constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

BACKLOG

         The backlog of orders, believed to be firm, at December 31, 1999 and 1998 was $8.3 million and $5.8 million, respectively.

FOREIGN OPERATIONS

         The Company has significant foreign operations and, as a result, is subject to various risks, including without limitation, foreign currency risks. This risk has not significantly changed during 1999. The Company has not entered into foreign currency contracts for purposes of hedging or speculation. Due to changes in foreign currency exchange rates during 1999 and 1998, primarily a strengthening of the U.S. dollar, the Company's functional currency, against many European currencies, the Company recognized a foreign currency transaction loss of approximately $1.1 million and $0.3 million during 1999 and 1998, respectively. For the year ended December 31, 1999 and the year ended December 31, 1998, approximately 33% and 32% of the Company's sales and 24% of the Company's operating expenses were denominated in currencies other than the Company's functional currency in each year. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency. As part of a comprehensive approach to risk management, the Company is presently evaluating alternatives to address this risk.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information is set forth under the subcaption "Liquidity and Capital Resources" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ALARIS Medical Systems, Inc.

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 73 present fairly, in all material respects, the financial position of ALARIS Medical Systems, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 73 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Diego, California
February 18, 2000

                          ALARIS MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                        ------------------------------
                                                                                            1999               1998
                                                                                        -------------      -----------
Current assets:
    Cash................................................................................  $    23,539      $    29,468
    Receivables, net....................................................................       84,885          102,294
    Inventories.........................................................................       76,769           79,485
    Prepaid expenses and other current assets...........................................       24,992           25,223
                                                                                          -----------      -----------

        Total current assets............................................................      210,185          236,470

Net investment in sales-type leases, less current portion...............................       24,407           19,111
Property, plant and equipment, net......................................................       68,480           61,990
Other non-current assets................................................................       23,745           17,382
Intangible assets, net..................................................................      273,909          309,424
                                                                                          -----------      -----------

                                                                                          $   600,726      $   644,377
                                                                                          ===========      ===========


                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current portion of long-term debt...................................................  $    13,769      $    15,423
    Accounts payable....................................................................       25,147           22,004
    Accrued expenses and other current liabilities......................................       43,326           50,899
                                                                                          -----------      -----------

        Total current liabilities.......................................................       82,242           88,326
                                                                                          -----------      -----------

Long-term debt..........................................................................      382,678          399,623
Other non-current liabilities...........................................................       34,685           33,310
                                                                                          -----------      -----------

        Total non-current liabilities...................................................      417,363          432,933
                                                                                          -----------      -----------

Contingent liabilities and commitments (Notes 8 and 13)

Common stock and other stockholder's equity:
    Common stock and capital in excess of par value, authorized 3,000 common shares at $.01 par value; 1,000 issued and outstanding
       at December 31, 1999 and 1998....................................................      203,684          203,652
    Accumulated deficit.................................................................      (98,250)         (77,345)
    Accumulated other comprehensive loss................................................       (4,313)          (3,189)
                                                                                          -----------      -----------

        Total stockholder's equity......................................................      101,121          123,118
                                                                                          -----------      -----------

                                                                                          $   600,726      $   644,377
                                                                                          ===========      ===========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED FINANCIAL STATEMENTS.

                          ALARIS MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                   1999            1998           1997
                                                                              -----------     ----------     --------------
Sales   ..................................................................... $   401,978     $  380,068     $  359,077
Cost of sales................................................................     208,739        191,232        188,340
                                                                              -----------     ----------     ----------

    Gross margin.............................................................     193,239        188,836        170,737
                                                                              -----------     ----------     ----------

Selling and marketing expenses...............................................      77,510         72,202         65,797
General and administrative expenses..........................................      44,639         40,952         37,510
Research and development expenses............................................      23,769         20,059         16,876
Purchased in-process research and development................................           -         28,334              -
Restructuring, integration, and other non-recurring charges..................      26,589          1,901         19,767
                                                                              -----------     ----------     ----------

    Total operating expenses.................................................     172,507        163,448        139,950
                                                                              -----------     ----------     ----------

Lease interest income........................................................       4,425          4,599          4,559
                                                                              -----------     ----------     ----------

    Income from operations...................................................      25,157         29,987         35,346

Other income (expenses):

      Interest income........................................................       1,373          1,128            433
      Interest expense.......................................................     (39,949)       (41,814)       (43,123)
      Other, net.............................................................      (1,649)        (1,100)        (1,584)
                                                                              -----------     ----------     ----------

    Total other expense......................................................     (40,225)       (41,786)       (44,274)
                                                                              -----------     ----------     ----------

Loss before income taxes.....................................................     (15,068)       (11,799)        (8,928)
Provision for (benefit from) income taxes....................................       3,400          7,400         (1,900)
                                                                              -----------     ----------     ----------

Net loss..................................................................... $   (18,468)    $  (19,199)    $   (7,028)
                                                                              ===========     ==========     ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED FINANCIAL STATEMENTS.

                          ALARIS MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                      1999            1998           1997
                                                                                  ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................................... $  (18,468)   $  (19,199)    $  (7,028)
     Adjustments to reconcile net loss to net cash provided
      by operating activities:

     Depreciation and amortization...............................................     37,393        36,088        34,228
     Net loss on disposal/write-off of property, plant and equipment and
       intangibles...............................................................     20,990           824         6,735
     Debt discount and issue costs amortization..................................      2,730         2,889         3,012
     Purchased in-process research and development...............................          -        28,334             -
     Inventory purchase price allocation adjustment..............................          -           274         1,607
     (Increase) decrease in assets:
       Receivables...............................................................     17,309       (14,959)        1,503
       Inventories...............................................................      2,616       (14,037)       (4,681)
       Prepaid expenses and other current assets.................................       (469)       (1,059)       (1,026)
       Net investment in sales-type leases, non-current portion..................     (5,296)       11,293        (3,128)
       Other non-current assets..................................................          -        (3,025)          430
     Increase (decrease) in liabilities:
       Accounts payable..........................................................      3,043        (3,278)       (1,659)
       Accrued expenses, restructuring and integration costs and other
        current liabilities......................................................     (7,514)       (2,181)      (10,824)
       Amounts due related parties...............................................          -             -           250
       Other non-current liabilities.............................................      1,376         5,533        (4,222)
                                                                                  ----------    ----------     ---------
Net cash provided by operating activities........................................     53,710        27,497        15,197
                                                                                  ----------    ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..........................................................    (26,070)      (25,055)      (19,843)
   Patents, trademarks and other.................................................     (1,114)       (1,221)         (526)
   Payments for product licenses and distribution rights.........................    (10,941)         (750)            -
   Proceeds from disposal of property, plant and equipment.......................        157           451            89
   Acquisition of business, net of cash acquired (Note 2)........................          -       (36,510)            -
                                                                                  ----------    -----------    ---------
Net cash used in investing activities............................................    (37,968)      (63,085)      (20,280)
                                                                                  ----------    ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt and capital lease obligations............    (19,096)      (20,437)       (4,248)
   Principal payments on acquired debt...........................................          -        (4,822)            -
   Proceeds from revolving credit facility.......................................          -        34,800        34,300
   Repayments of revolving credit facility.......................................          -       (60,000)      (24,300)
   Proceeds from term loan borrowing.............................................          -        30,000             -
   Dividends to ALARIS Medical...................................................     (2,437)       (2,216)       (2,215)
   Capital contributions.........................................................          -        81,671         1,595
   Debt issuance costs...........................................................          -          (894)         (919)
                                                                                  ----------    ----------     ---------
Net cash (used in) provided by financing activities..............................    (21,533)       58,102         4,213
                                                                                  ----------    ----------     ---------
Effect of exchange rate changes on cash..........................................       (138)           36        (1,360)
                                                                                  ----------    ----------     ---------

Net (decrease) increase in cash .................................................     (5,929)       22,550        (2,230)
Cash at beginning of period......................................................     29,468         6,918         9,148
                                                                                  ----------    ----------     ---------
Cash at end of period............................................................ $   23,539    $   29,468     $   6,918
                                                                                  ==========    ==========     =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED FINANCIAL STATEMENTS.
                                       45

                          ALARIS MEDICAL SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                                     COMMON STOCK                        OTHER                       OTHER
                                                     AND CAPITAL                         COMPRE-                     COMPRE-
                                               IN EXCESS OF PAR VALUE                    HENSIVE       TOTAL         HENSIVE
                                               ----------------------   ACCUMULATED      INCOME    STOCKHOLDER'S     INCOME
                                                 SHARES      AMOUNT       DEFICIT        (LOSS)       EQUITY         (LOSS)
                                               ----------  ----------   -----------    ----------- -------------     -------
Balance at December 31, 1996...................  1,000     $ 96,646      $ (46,687)    $     62     $  50,021

Comprehensive loss
   Net loss for the year.......................      -            -         (7,028)           -        (7,028)     $ (7,028)
   Equity adjustment from foreign currency
     translation...............................      -            -              -       (3,688)       (3,688)       (3,688)
                                                                                                                   --------
Comprehensive loss.............................                                                                    $(10,716)
                                                                                                                   ========
Tax benefit from exercise of ALARIS
   Medical stock options.......................      -          262              -            -           262
Capital contribution from ALARIS Medical.......      -        1,595              -            -         1,595
Dividends to ALARIS Medical....................      -            -         (2,215)           -        (2,215)
                                                ------     --------      ---------     --------     ---------
Balance at December 31, 1997...................  1,000       98,503        (55,930)      (3,626)       38,947


Comprehensive loss
   Net loss for the year.......................      -            -        (19,199)           -       (19,199)     $(19,199)
   Equity adjustment from foreign currency
     translation...............................      -            -              -          437           437           437
                                                                                                                   --------
Comprehensive loss.............................                                                                    $(18,762)
                                                                                                                   ========
Tax benefit from exercise of ALARIS
   Medical stock options.......................      -          147              -            -           147
Capital contribution from ALARIS Medical.......      -      105,002              -            -       105,002
Dividends to ALARIS Medical....................      -            -         (2,216)           -        (2,216)
                                                ------     --------      ---------     --------     ---------
Balance at December 31, 1998...................  1,000      203,652        (77,345)      (3,189)      123,118

Comprehensive loss
   Net loss for the year.......................      -            -        (18,468)           -       (18,468)     $(18,468)
   Equity adjustment from foreign currency
     translation...............................      -            -              -       (1,124)       (1,124)       (1,124)
                                                                                                                   --------
Comprehensive loss.............................                                                                    $(19,592)
                                                                                                                   ========
Tax benefit from exercise of ALARIS
   Medical stock options.......................      -           32              -            -            32
Dividends to ALARIS Medical....................      -            -         (2,437)           -        (2,437)
                                                ------     --------      ----------    --------     ----------
Balance at December 31, 1999...................  1,000     $203,684      $ (98,250)    $ (4,313)    $ 101,121
                                                ======     ========      ==========    =========    =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED FINANCIAL STATEMENTS.

                          ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY:

         ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"), designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories, as well as telemedicine, cardiovascular and pacemaker monitoring equipment. ALARIS Medical Systems was formed by the merger of two pioneers in infusion systems, IMED Corporation ("IMED") and IVAC Medical Systems ("IVAC"), Inc. on November 26, 1996. ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. ("ALARIS Medical"), formerly Advanced Medical, Inc., was incorporated on October, 14 1988 under the laws of the State of Delaware. ALARIS Medical Systems and its subsidiaries are collectively referred to as the "Company."

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION:

         The financial statements include the accounts of ALARIS Medical Systems and its greater than 50 percent-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION:

         Revenue is recorded upon product shipment, net of an allowance for estimated returns. Service revenue is recognized when services are rendered. Additionally, the Company leases instruments to customers under non-cancelable sales-type capital leases and operating lease contracts with terms ranging generally from 1 to 6 years. The Company sells instruments via long-term financing arrangements to a number of customers under agreements which allow customers to acquire instruments with no initial payment. The sales price for the instruments is recovered via surcharges applied to minimum purchase commitments of related disposables. The term of the financing is generally three to five years, with interest at rates of 9% to 15%. Unearned finance revenue is calculated using the inherent rate of interest on each agreement, the expected disposable shipment period and the principal balance financed and is recognized as disposables are shipped using a reducing principal balance method which approximates the interest method. Contract provisions include liquidated damage clauses which are sufficient to recover the sales price of the instruments in the event of customer cancellation.

                          ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment is stated at cost. The Company capitalizes costs of computer software developed or obtained for internal use. Capitalization begins when it is probable that the project will be completed, funding for the project has been committed and the project conceptual formulation and design is complete. Capitalization ceases when the project is substantially complete and ready for use. Depreciation and amortization is provided using the straight-line method based upon the following estimated useful lives of the assets or lease terms, if shorter, for leasehold improvements, capitalized software, capital leases and instrument operating leases:


Building and leasehold improvements.................................................. 3 to 10 years
Machinery and equipment.............................................................. 3 to 10 years
Information technology............................................................... 3 to 10 years
Furniture and fixtures............................................................... 4 to 10 years
Instruments on operating lease contracts............................................. 1 to 8 years
Capital leases....................................................................... 3 to 5 years

CAPITALIZED PATENT AND TRADEMARK COSTS:

         The Company capitalizes patent issuance cost and trademark registration costs. These costs are amortized using the straight line method over seven years, the estimated period of benefit. At December 31, 1999 and 1998, the unamortized capitalized patent costs are $2,146 and $1,336, respectively.

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

NOTE 1 - BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Intangible assets are amortized as follows:

Patents............................................. Straight-line       12 years (weighted average)
Workforce........................................... Straight-line       14 years
Product licensing and distribution fee.............. Straight-line       15-18 years
Trademarks.......................................... Straight-line       30 years
Goodwill............................................ Straight-line       30-35 years

IMPAIRMENT OF LONG-LIVED ASSETS:

         The Company assesses potential impairments of long-lived assets and certain identifiable intangibles including goodwill, on an exception basis, when there is evidence that events or changes in circumstances may have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset.

DEBT ISSUE COSTS:

         Debt issue costs aggregating $10,839 and $13,535 at December 31, 1999 and 1998, respectively, are amortized using the interest method, or straight-line when the results are not materially different from the interest method, over the respective terms of the debt agreements and are included in other non-current assets.

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

SOFTWARE PRODUCTION COSTS:

         Some of the Company's products include embedded software which is essential to the products' functionality. The Company capitalizes software production costs when the project reaches technological feasibility and ceases capitalization when the project is ready for release. Software production costs are amortized using the straight-line method over a maximum of ten years or the expected life of the product, whichever is less. Amortization will begin when the product is available for general release to the customer. Unamortized capitalized software costs at December 31, 1999 and 1998 were $630 and $0, respectively.

                          ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amount of the Company's financial instruments, including cash, trade receivables and payables, approximates their fair value due to their short-term maturities. The fair values of the Company's long-term lease receivables are estimated by discounting future cash flows using discount rates that reflect the risk associated with similar types of loans. The fair value of the Company's long-term debt is estimated based on comparison with similar issues or current rates offered to the Company for debt of the same remaining maturities and the quoted market price for its debentures. The estimated fair values of both the Company's long-term lease receivables and long-term bank debt approximate their carrying values. The estimated fair value of the Company's $200 million senior subordinated notes was $172,000 and $203,000 at December 31, 1999 and 1998, respectively.

INCOME TAXES:

         The Company and its domestic subsidiaries file a consolidated Federal income tax return. Domestic subsidiaries file income tax returns in multiple states on either a stand-alone or combined basis. Foreign subsidiaries file income tax returns in their respective local jurisdictions.

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

STOCK-BASED COMPENSATION:

         The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) per share as if the fair value-based method had been applied in measuring compensation expense.

RECLASSIFICATIONS:

         Certain prior year amounts have been reclassified to conform to the current year presentation.

SEGMENT INFORMATION:

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

                          ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 does not affect results of operations or financial position but did affect the disclosure of segment information (Note 11).

COMPREHENSIVE INCOME:

         In addition to net income, the Company reports comprehensive income and its components including foreign currency translation items and unrealized gains from securities available for sale currently recorded to stockholders' equity. Comprehensive income is displayed in the Consolidated Statement of Stockholders' Equity and includes items not currently included in net income. Comprehensive income does not have an impact on the Company's results of operations.

DERIVATIVES:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which the Company is required to adopt January 1, 2001. This statement will require the Company to record all derivatives on the balance sheet at fair value, and to record most changes to the value of derivatives in income as the change occurs. Upon adoption of FAS 133 all existing derivatives must be recognized on the balance sheet at fair value. FAS 133 also has extensive disclosure requirements. The adoption of FAS 133 is not expected to have a material impact on the financial position and results of operations of the Company.

NOTE 2 -- ACQUISITIONS AND LICENSES

         On July 17, 1998, pursuant to an agreement with ALARIS Medical, ALARIS Medical Systems, Instromedix ("Instromedix") and its shareholders dated June 24, 1998, ALARIS Medical Systems acquired all of the outstanding common stock of Instromedix and subsequently merged Instromedix with and into itself. The total consideration for the Instromedix acquisition included approximately (i) $51,000 in cash, subject to certain adjustments, (ii) the assumption of indebtedness of Instromedix of approximately $5,500 and (iii) the payment of certain seller transaction expenses in the amount of $1,000. The acquisition payment was funded with $30,000 of ALARIS Medical Systems' bank term debt and proceeds from an ALARIS Medical debt offering. On July 28, 1998, ALARIS Medical completed the sale of $109,892 of 11-1/8% Senior Discount Notes (the "Senior Discount Notes"), due 2008, receiving net proceeds of $106,321. A portion of the net proceeds of the sale of the notes was also used to repay certain borrowings under a bank credit facility.

         The acquisition was accounted for as a purchase, whereby the purchase price, including related expenses, was allocated to identified assets and liabilities, based upon their respective fair values. The allocation included acquired in-process research and development of $22,800, which was immediately written-off, and other identifiable intangible assets of $21,130, which were being amortized over their estimated weighted-average useful lives of ten years. The other identifiable intangible assets of $21,130 included: completed technology of $16,700, representing current product technology as opposed to product

                          ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- ACQUISITIONS AND LICENSES (CONTINUED)

under development; customer base of $3,390, representing the value of existing customer accounts; assembled workforce of $770, representing core engineers, sales and technical service forces and executives; and trademarks of $270. The excess of the purchase price over the value of identified assets and liabilities, in the amount of $18,012, was recorded as goodwill and was being amortized over its estimated life of ten years. In the fourth quarter of 1999, the Company wrote-off the remaining carrying value of the Instromedix goodwill and certain other Instromedix intangible assets. (See Note 9.)

         The Company is using the Instromedix purchased in-process research and development to create new cardiac disease diagnosis, monitoring and management products which will become part of the arrhythmia event recorders and LifeSigns system product suites over the next several years. The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company expects to incur a total of approximately $4,000 to complete the projects, of which approximately $600 and $500 was incurred in 1999 and 1998, respectively, and approximately $900 and $2,000 are expected to be incurred during 2000 and 2001, respectively. The Company completed the development and released the arrhythmia event recorder during the first quarter of 1999, using the purchased in-process technology. The LifeSigns system product suite development is expected to be complete and the product released during 2001. The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the products will be achieved.

         In 1998, the Securities and Exchange Commission (the "SEC") issued a letter to the American Institute of Certified Public Accountants SEC Regulations Committee encouraging them to develop additional guidelines in determining in-process research and development ("IPR&D") charges related to acquisitions accounted for under the purchase method of accounting. The SEC also indicated its suggested practices in determining such charges. Prior to this letter, the Company had completed its accounting for the Instromedix acquisition on a basis consistent with that used for acquisitions in prior years and included the aforementioned $22,800 IPR&D charge in its third quarter 1998 operating results. The Company utilized the services of a third-party valuation firm in order to determine the appropriate allocation of the Instromedix purchase price to the acquired identifiable intangible assets. The Company's third quarter operating results were included in the Company's Amended Form S-4 Registration Statement filed with the SEC during the fourth quarter of 1998. Such registration statement was reviewed by the SEC and declared effective in January 1999. The Company believes that a significant portion of the Instromedix value was related to technology under development at the time the transaction was consummated and is consistent with the economic substance from the buyer's perspective. As a result, the Company elected not to retroactively apply different valuation methods to its determination of the Instromedix acquired IPR&D. However, although the SEC previously reviewed the Company's 1998 third quarter operating results, made inquiries into the accounting for the Instromedix acquisition and requested and was provided the underlying appraisal, there can be no assurance that the SEC will not require the Company to utilize different valuation methods and retroactively apply such results.

                          ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- ACQUISITIONS AND LICENSES (CONTINUED)

         During the second quarter of 1998, the Company acquired the net assets of Patient Solutions, Inc. ("PSI") for $5,250. PSI was a wholly owned subsidiary of Invacare Corporation and was focused on the development of an ambulatory pump for use in the alternate-site market. The transaction was accounted for as a purchase with the net assets acquired recorded at their estimated fair values. The rights to the pump under development were valued at $4,421 and were recorded as a non-recurring charge included in purchased in-process research and development. The nature of the efforts required to develop the purchased in-process technology into a commercially viable product principally relate to designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. During the fourth quarter of 1999, the Company discontinued development of the product and recorded a charge to operations of approximately $900 to write-off the remaining assets acquired from PSI.

         Also during the second quarter of 1998, the Company licensed technology from Caesarea Medical Electronics Limited ("Caesarea") for a pole mounted volumetric infusion pump being designed for developing international markets. At the time of license, the development of the applications and functionality required by the Company had not reached technological feasibility and no alternative uses were identified. As a result, the initial license payment and related expenses of approximately $1,200 were recorded as purchased in-process research and development during the second quarter of 1998. Under the terms of the license agreement, the Company is obligated to pay additional consideration up to an aggregate of $4,000 to Caesarea upon timely completion of certain development milestones, which primarily relate to different product releases. In December 1998, upon completion of the first milestone, the Company paid $750 to Caesarea. During 1999, upon completion of additional milestones, the Company made payments of $2,750. Due to the completed technology obtained at each milestone, the Company capitalized such payments and plans to capitalize future license fees and amortize such costs over the eighteen year license period. Products using the purchased in-process technology were released during 1999 and the Company anticipates that additional releases will take place in 2000.

                          ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                                                 DECEMBER 31,
                                                                                          -------------------------
                                                                                             1999           1998
                                                                                          ----------     ----------
RECEIVABLES:
    Trade receivables...................................................................  $   77,809     $   88,492
    Allowance for doubtful accounts.....................................................      (3,119)        (2,946)
                                                                                          -----------    -----------
                                                                                              74,690         85,546

    Current portion of net investment in sales-type leases (Note 8).....................      10,195         16,748
                                                                                          ----------     ----------
                                                                                          $   84,885     $  102,294
                                                                                          ==========     ==========

INVENTORIES:
    Raw materials.......................................................................  $   34,960     $   35,024
    Work-in-process.....................................................................       6,156          5,719
    Finished goods......................................................................      35,653         38,742
                                                                                          ----------     ----------
                                                                                          $   76,769     $   79,485
                                                                                          ==========     ==========

PREPAID EXPENSES AND OTHER CURRENT ASSETS:
    Deferred income tax asset...........................................................  $   21,577     $   20,734
    Other...............................................................................       3,415          4,489
                                                                                          ----------     ----------
                                                                                          $   24,992     $   25,223
                                                                                          ==========     ==========

PROPERTY, PLANT AND EQUIPMENT:
    Land................................................................................  $      640     $      640
    Building and leasehold improvements.................................................      16,628         14,799
    Machinery and equipment.............................................................      46,447         39,464
    Information technology..............................................................      26,490         18,537
    Furniture and fixtures..............................................................       7,121          5,750
    Instruments under operating lease contracts.........................................      25,629         22,683
    Construction-in-process.............................................................       8,038         10,511
                                                                                          ----------     ----------
                                                                                             130,993        112,384
    Accumulated depreciation and amortization...........................................     (62,513)       (50,394)
                                                                                          ----------     ----------
                                                                                          $   68,480     $   61,990
                                                                                          ==========     ==========

         Depreciation expense was $17,788, $18,906 and $17,417 for 1999, 1998 and 1997, respectively, including $1,023, $300 and $0 of depreciation on capitalized computer software in 1999, 1998 and 1997, respectively.

                                                                                                    DECEMBER 31,
                                                                                          ----------------------------
                                                                                               1999           1998
                                                                                          ----------------------------
OTHER NON-CURRENT ASSETS:
    Capitalized patent issuance and trademark registration costs........................  $    2,146    $     1,336
    Patent license agreements...........................................................       7,618              -
    Debt issue costs....................................................................      10,839         13,535
    Other...............................................................................       3,142          2,511
                                                                                          ----------    -----------
                                                                                          $   23,745    $    17,382
                                                                                          ==========    ===========

                          ALARIS MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (CONTINUED)

                                                                                                 DECEMBER 31,
                                                                                          --------------------------
                                                                                             1999           1998
                                                                                          -----------    -----------
INTANGIBLE ASSETS:
    Goodwill............................................................................  $  178,445    $   196,829
    Patents and completed technology....................................................      45,646         45,646
    Product licensing and distribution fees.............................................       7,337          4,587
    Supply agreements...................................................................      10,758         10,758
    Trademarks..........................................................................      90,000         90,270
    Workforce...........................................................................       7,100          7,870
    Customer base.......................................................................           -          3,390
                                                                                          ----------     ----------
                                                                                             339,286        359,350

    Accumulated amortization............................................................     (65,377)       (49,926)
                                                                                          ----------     ----------
                                                                                          $  273,909    $   309,424
                                                                                          ==========    ===========

         Amortization expense of intangible assets was $19,605, $17,182 and $16,811 during 1999, 1998 and 1997, respectively.

                                                                                                 DECEMBER 31,
                                                                                          --------------------------
                                                                                             1999           1998
                                                                                          -----------    -----------
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
    Compensation........................................................................  $   15,623     $   12,912
    Warranty............................................................................      11,072         13,848
    Interest............................................................................       4,421          5,452
    Other...............................................................................      12,210         18,687
                                                                                          ----------     ----------

                                                                                          $   43,326     $   50,899
                                                                                          ==========     ==========
OTHER NON-CURRENT LIABILITIES:
    Deferred income tax liability.......................................................  $   27,363     $   25,700
    Deferred revenue....................................................................       4,442          3,568
    Warranty............................................................................       1,078          3,560
    Other...............................................................................       1,802            482
                                                                                          ----------     ----------

                                                                                          $   34,685     $   33,310
                                                                                          ==========     ==========

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                                 DECEMBER 31,
                                                                                        ----------------------------
                                                                                           1999              1998
                                                                                        ------------     -----------
Bank credit facility
    Term loan facilities .............................................................    $  195,875     $   211,262
9.75% senior subordinated notes due 2006..............................................       200,000         200,000
Other      ...........................................................................           572           3,784
                                                                                        ------------     -----------
                                                                                             396,447         415,046

    Current portion...................................................................       (13,769)        (15,423)
                                                                                        ------------     -----------

Long-term debt........................................................................  $    382,678     $   399,623
                                                                                        ============     ===========

                          ALARIS MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

BANK CREDIT FACILITY:

         In 1996, the Company entered into a $250,000 bank credit facility (the "Credit Facility") with a syndicate of financial institutions which consisted of $200,000 of term loans ($75,000 Tranche A Term Loans maturing in 2002, $42,500 Tranche B Term Loans maturing in 2003, $42,500 Tranche C Term Loans maturing in 2004 and $40,000 Tranche D Term Loans maturing in 2005) and a $50,000 revolving credit facility maturing in 2002. In July 1998, in connection with the Instromedix acquisition, the Company amended the Credit Facility ("The Credit Facility Amendment"). The Credit Facility Amendment, among other things, increased the revolving credit facility to $60,000 and provided the Company an additional $30,000 under the Tranche D term debt. The Company used the $30,000 term debt borrowing, along with approximately $2,000 from the revolving credit line, to fund the initial payments required upon closing the Instromedix acquisition. No principal balance was outstanding under the revolving credit facility as of December 31, 1999.

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

      Effective December 1999, the Credit Facility was amended and interest rates increased to a Eurodollar rate plus 3.0% for the revolving credit facility and Tranche A loans and a Eurodollar rate plus 3.5% for Tranches B, C and D. Such total rates were 9.2% and 9.7%, respectively, as of December 31, 1999. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering approximately 50% of its term loan borrowings to reduce the impact of changes in interest rates on its floating rate long-term debt. As of December 31, 1999, the Company had outstanding an interest rate protection agreement with commercial banks, having a total notional principal amount of $85,775. That agreement effectively changed the Company's interest rate exposure on its floating rate debt through February 1, 2000 and resulted in a weighted average interest rate of 9.7% on the Credit Facility borrowings at December 31, 1999. The Credit Facility contains various operating and financial covenants, as well as certain covenants relating to reporting requirements. As of December 31, 1999, the Company was in compliance with all such covenants.

         All obligations of the Company under the Credit Facility are guaranteed by ALARIS Medical and each existing and subsequently formed or acquired domestic subsidiary of ALARIS Medical.

SENIOR SUBORDINATED NOTES:

         In 1996, the Company issued $200,000 of senior subordinated notes due 2006 (the "Notes"). The Notes bear interest at a rate of 9.75% per annum, which is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1997. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes prior to maturity. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 2001 at the price of 104.875% with the redemption price declining thereafter.

                          ALARIS MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

On or after December 1, 2004, the redemption price is 100% of the note's face
(par) value. In the event of a change of control, as defined in the indenture, holders of the Notes will have the right to require the Company to purchase their Notes in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Notes are subject to certain restrictive and reporting covenants.

         Maturities of long-term debt during the years subsequent to December 31, 1999 are as follows:

         2000..............................................................    $    13,769
         2001..............................................................         22,134
         2002..............................................................         28,904
         2003..............................................................         32,112
         2004..............................................................         38,103
         Thereafter........................................................        261,425
                                                                               -----------
                                                                               $   396,447
                                                                               ===========

NOTE 5 - INCOME TAXES

      The provision for (benefit from) income taxes comprises the following:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                          1999          1998          1997
                                                                       ---------   -----------   ------------
         Current:
             Federal...............................................   $      397    $      536    $        -
             State.................................................          346           390            84
             Foreign...............................................        1,205         3,008         4,740
                                                                      ----------    ----------    ----------
                Total Current......................................        1,948         3,934         4,824
                                                                      ----------    ----------    ----------

         Deferred:
             Federal...............................................        2,653         2,978        (5,793)
             State.................................................         (569)          389          (755)
             Foreign...............................................         (632)           99          (176)
                                                                      ----------    ----------    ----------
                Total Deferred.....................................        1,452         3,466        (6,724)
                                                                      ----------    ----------    ----------
                     Provision for (benefit from) income taxes.....   $    3,400    $    7,400    $   (1,900)
                                                                      ==========    ==========    ==========

                          ALARIS MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5 - INCOME TAXES (CONTINUED)

      The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (35%) and the effective income tax rate comprise the following:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------
                                                                                1999           1998          1997
                                                                            ----------     ----------   ------------
   Taxes computed at statutory rate........................................ $   (5,274)    $   (4,129)   $   (3,036)
   State income taxes, net of federal benefit..............................       (145)           506          (498)
   Effect of foreign operations............................................      1,269          1,391           649
   Amortization and write-off of non-deductible intangible assets..........      8,010          2,279         1,944
   Federal tax credits.....................................................       (625)          (473)         (513)
   Acquired in-process research and development............................          -          7,980             -
   Other, net..............................................................        165           (154)         (446)
                                                                            ----------     ----------    ----------

   Provision for (benefit from) income taxes............................... $    3,400     $    7,400    $   (1,900)
                                                                            ==========     ==========    ==========

         The components of the net deferred tax assets included in the Consolidated Balance Sheet as of December 31, 1999 and 1998 are as follows:

                                                                                              1999          1998
                                                                                           ----------    ----------
Deferred tax assets:
   Net operating loss carryforwards...................................................     $      637     $   5,986
   Accrued liabilities and reserves...................................................         20,151        19,483
   Unearned income....................................................................          1,863         3,311
   Credit carryforwards...............................................................          4,993         3,909
   Inventory..........................................................................          4,116         3,246
   Miscellaneous......................................................................            392           845
                                                                                           ----------    ----------

                                                                                               32,152        36,780

   Valuation allowance................................................................         (2,029)       (2,029)
                                                                                           ----------    ----------

   Total deferred tax assets..........................................................         30,123        34,751

Deferred tax liabilities:
   Intangible assets..................................................................         34,246        38,455
   Property, plant and equipment......................................................          1,663             -
   Miscellaneous......................................................................              -         1,262
                                                                                           ----------    ----------

Net deferred tax assets...............................................................     $   (5,786)   $   (4,966)
                                                                                           ==========    ==========

         As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $1,567 and $1,952, respectively. Additionally, as of December 31, 1999, the Company had a foreign tax credit carryforward of approximately $3,692 for federal tax purposes and research and development tax credits of approximately $114 and $323 for federal and state purposes, respectively. The federal and state net operating loss carryforwards expire from 2000 to 2012. The foreign tax credit expires from 2001 to 2004 and the research and development tax credits expire from 2009 to 2011.

                          ALARIS MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

         As a result of certain changes in the Company's stock ownership which occurred during 1996, portions of the above described carryforwards are subject to annual income offset limitations on a prospective basis. Accordingly, approximately $1,567 of the federal net operating loss carryforward and approximately $114 and $294 of the respective federal and state research and development credits are subject to a general annual income offset limitation of approximately $3,700. Additionally, certain built-in gains recognized by the Company will increase the annual utilization rate of the net operating losses. The Company also possesses certain unrealized built-in losses which will be subject to the annual utilization limitation when recognized.

NOTE 6 - STOCK OPTION PLANS

         The Company maintains several stock option plans under which incentive stock options may be granted to key employees of the Company and non-qualified stock options may be granted to key employees, directors, officers, independent contractors and consultants.

         The exercise price for incentive stock options generally may not be less than the underlying stock's fair market value at the grant date. The exercise price for non-qualified stock options granted to non-directors will not be less than the par value of a share of common stock, as determined by a committee appointed by the Board of Directors ("the Committee"). The exercise price for non-qualified stock options granted to directors may not be less than the underlying stock's fair market value at the grant date.

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

         In December 1999, the Company's Board of Directors approved an amendment to increase the number of options available for grant under the Company's 1996 Stock Option plan from 5,500 options to 9,500 options, subject to stockholder approval. Additionally, the 1996 plan was amended to allow for the issuance of up to 2,800 of the total 9,500 options, to certain key employees of the Company. These non-qualified options expire 10 years after grant and vest seven years after their grant date, or earlier, in percentages determined by the Committee, if and when certain target market prices for the Company's common stock, as determined by the Committee, are achieved. The Board of Directors granted 2,136 of such options in December 1999, subject to stockholder approval, at an exercise price of $2.00 per share. The vesting for these specific options granted is the earlier of December 23, 2006 or at the time market value of the Company's common stock reaches $7.00, $9.00 and $11.00 per share, these options will vest at 30%, 60% and 100%, respectively.

                          ALARIS MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 6 - STOCK OPTION PLANS (CONTINUED)

STOCK OPTION ACTIVITY:

         Activity for 1999, 1998 and 1997 with respect to these plans is as follows:

                                                                                   SHARES             OPTION
                                                                                 UNDERLYING          PRICE PER
                                                                                   OPTIONS             SHARE
                                                                                 ----------          ---------
Outstanding at December 31, 1996..............................................     3,628        $ 1.81  -  $ 6.93
   Granted....................................................................       936        $ 3.19  -  $ 6.22
   Exercised..................................................................      (125)       $ 1.81  -  $ 3.69
   Canceled...................................................................      (479)       $ 1.81  -  $ 4.16
                                                                                  ------

Outstanding at December 31, 1997..............................................     3,960        $ 1.81  -  $ 6.93
   Granted....................................................................       468        $ 3.66  -  $ 6.75
   Exercised..................................................................      (119)       $ 1.81  -  $ 3.81
   Canceled...................................................................      (307)       $ 1.81  -  $ 6.93
                                                                                  ------

Outstanding at December 31, 1998..............................................     4,002        $ 1.81  -  $ 6.93
   Granted....................................................................     4,734        $ 1.78  -  $ 4.78
   Exercised..................................................................       (74)       $ 1.81  -  $ 3.69
   Canceled...................................................................      (695)       $ 1.81  -  $ 6.47
                                                                                  ------

Outstanding at December 31, 1999..............................................     7,967        $ 1.78  -  $ 6.75
                                                                                  ======

         At December 31, 1999, options for 3,011 shares were exercisable at $1.78-$6.75 under the plans and 3,083 shares were available for future grant. Additionally, as of December 31, 1999, 11,050 shares of common stock were reserved for issuance pursuant to the Company's stock option plans, with 4,000 of these shares subject to stockholder approval.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans, the Company's reported net loss would be increased to the pro forma amounts indicated below:

                                                                                 DECEMBER 31,
                                                                  ------------------------------------------
                                                                      1999            1998          1997
                                                                  -----------    -------------  ------------
         Net loss:
             As reported.......................................   $  (18,468)    $   (19,199)   $    (7,028)
             Pro forma.........................................   $  (20,574)    $   (20,813)   $    (9,238)

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1999, 1998 and 1997, respectively; dividend yields of 0%, expected volatility of 164%, 186% and 164%, risk free interest rates of 5.2%, 4.6% and 5.8%, and expected lives ranging from 3 to 7 years.

                          ALARIS MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 6 - STOCK OPTION PLANS (CONTINUED)

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

         The following table summarizes information about employee stock-based compensation plans outstanding at December 31, 1999:

  OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1999

                                                WEIGHTED
                                                 AVERAGE          WEIGHTED                       WEIGHTED
              RANGE OF                          REMAINING          AVERAGE                        AVERAGE
              EXERCISE           NUMBER        CONTRACTUAL        EXERCISE        NUMBER         EXERCISE
               PRICES          OUTSTANDING     LIFE-YEARS          PRICE        EXERCISABLE        PRICE
              --------         -----------     -----------        --------      -----------      ---------
            $1.78 - $1.88            687           7.89             $1.84            233            $1.82
            $2.00 - $2.00          2,153           9.98             $2.00              0                0
            $2.09 - $2.81            193           6.09             $2.61            119            $2.63
            $2.88 - $3.00          1,681           6.92             $3.00          1,424            $3.00
            $3.09 - $3.25          1,726           8.61             $3.21            635            $3.17
            $3.27 - $6.75          1,527           8.28             $4.09            600            $4.16
            -------------     ----------       --------          --------      ---------          -------
            $1.78 - $6.75          7,967           8.46             $2.87          3,011            $3.16
            =============     ==========       ========           =======       ========          =======

NOTE 7 - BENEFIT PLANS

PENSION PLANS:

         The Company had a defined benefit pension plan (the "Plan") which covered substantially all of its U.S. employees as of December 31, 1993. On December 1, 1993, the Company's Board of Directors approved amendments to the Plan provisions which include, among other matters, cessation of benefit accruals after December 1, 1993. All earned benefits as of that date were preserved and the Company will continue to contribute to the Plan as necessary to fund earned benefits. No contributions to the Plan were required during 1999, 1998 or 1997 due to the prepaid position of the Plan during those years.

         The following table sets forth the change in the benefit obligation and the change in the Plan assets during the years ended December 31, 1999 and 1998 and the Plan's estimated funded status and amounts recognized in the Company's balance sheet as of December 31, 1999 and 1998:

                          ALARIS MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 7 - BENEFIT PLANS (CONTINUED)

                                                                                                 DECEMBER 31,
                                                                                           ------------------------
                                                                                                1999          1998
                                                                                           ----------    ----------
CHANGE IN BENEFIT OBLIGATION:
    Benefit obligation at beginning of year.............................................  $   12,248     $   11,442
    Service cost........................................................................         294            253
    Interest cost.......................................................................         806            754
    Benefits paid.......................................................................        (212)          (201)
    Actuarial gain......................................................................      (2,571)             -
                                                                                          ----------     ----------
    Benefit obligation at end of year...................................................  $   10,565     $   12,248
                                                                                          ==========     ==========

CHANGE IN PLAN ASSETS:
    Fair value of Plan assets at beginning of year......................................  $   18,390     $   15,838
    Actual return on Plan assets........................................................         842          2,753
    Benefits paid.......................................................................        (212)          (201)
                                                                                          ----------     ----------
    Fair value of Plan assets at end of year............................................  $   19,020     $   18,390
                                                                                          ==========     ==========
    Funded status.......................................................................  $    8,455     $    6,142
    Unrecognized actuarial gain.........................................................      (6,474)        (4,941)
                                                                                          ----------     ----------
    Prepaid benefit cost................................................................  $    1,981     $    1,201
                                                                                          ==========     ==========

         The components of net periodic benefit gain for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                             DECEMBER 31,
                                                                            -----------------------------------------------
                                                                                  1999           1998          1997
                                                                            -----------------------------------------------
Service cost  ............................................................    $    294     $     253       $    210
Interest cost ............................................................         806           754            725
Expected return on Plan assets............................................      (1,645)       (1,417)        (1,166)
Recognized actuarial gain.................................................        (234)         (156)          (113)
                                                                            ----------    ----------     ----------
Net periodic benefit gain.................................................    $   (779)    $    (566)      $   (344)
                                                                            ==========    ==========     ==========

Assumptions used in the accounting are as follows:
    Discount rates........................................................    8.00%         6.64%           6.64%
    Rates of increase in compensation levels..............................    NA            NA              NA
    Expected long-term rates of return on assets..........................    9.00%         9.00%           9.00%

NOTE 8 - LEASES

LEASE RECEIVABLES:

         The Company leases instruments to customers under capital and operating lease contracts with terms ranging generally from 1 to 6 years. Certain capital lease agreements obligate the lessee to purchase a specified annual minimum of disposable sets and payment of liquidating damages if the agreement is terminated by the lessee. Anticipated future minimum amounts due under operating leases and capital lease receivables as of December 31, 1999 are as follows:

                          ALARIS MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 8 - LEASES (CONTINUED)

                                                                                          OPERATING         CAPITAL
    YEAR ENDING DECEMBER 31:                                                                LEASES           LEASES
    ------------------------                                                              ---------         -------
    2000................................................................................  $    526          $  15,686
    2001................................................................................        64             11,332
    2002................................................................................        47              9,294
    2003................................................................................         -              6,339
    2004................................................................................         -              3,863
    Thereafter..........................................................................         -              3,041
                                                                                          --------          ---------
    Total minimum lease receivables.....................................................  $    637          $  49,555
                                                                                          ========          =========

         The net investment in sales-type leases consists of the following:

                                                                                                  DECEMBER 31,
                                                                                           ------------------------
                                                                                                1999          1998
                                                                                           ----------    ----------
    Minimum lease payments..............................................................  $   49,555     $   51,443
    Unguaranteed residual value of leased equipment.....................................         270            411
    Unearned interest income............................................................     (13,464)       (13,552)
    Allowance for uncollectible lease receivables.......................................      (1,759)        (2,443)
                                                                                          ----------     ----------
    Net investment in sales-type leases.................................................      34,602         35,859
    Current portion.....................................................................     (10,195)       (16,748)
                                                                                          ----------     ----------
    Net investment in sales-type leases, less current portion...........................  $   24,407     $   19,111
                                                                                          ==========     ==========

LEASE COMMITMENTS:

         The Company leases buildings and equipment under non-cancelable operating and capital leases with terms ranging from approximately 2 to 13 years. Scheduled future minimum lease commitments as of December 31, 1999 are as follows:

                                                                                          OPERATING         CAPITAL
    YEAR ENDING DECEMBER 31:                                                                LEASES           LEASES
    -----------------------                                                               ---------         --------
    2000................................................................................  $    5,367     $      298
    2001................................................................................       5,472            271
    2002................................................................................       5,110             41
    2003................................................................................       4,533              -
    2004................................................................................       4,493              -
    Thereafter..........................................................................      10,373              -
                                                                                          ----------     ----------
                                                                                          $   35,348            610
                                                                                          ==========
    Lease amounts representing interest.................................................                        (38)
                                                                                                         ----------
    Capital lease obligation............................................................                        572
    Less current portion................................................................                       (268)
                                                                                                         ----------
                                                                                                         $      304
                                                                                                         ==========

         Rental expense was $6,023, $5,451 and $4,722 during 1999, 1998 and 1997, respectively.

                          ALARIS MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 9 - RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES

         The following summarizes the significant components of the Company's 1999, 1998 and 1997 restructuring, integration and other non-recurring charges included in the Consolidated Statement of Operations:


                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1999        1998        1997
                                                                                   ------      ------      -------
                                                                                           (IN MILLIONS)
RESTRUCTURING
    Severance and related benefits...............................................  $    -      $    -      $    .2
                                                                                   ------      ------      -------
       Total restructuring charges...............................................       -           -           .2

INTEGRATION
    Information systems conversion costs.........................................      .1           -          4.8
    Personnel relocation.........................................................      .9           -            -
    Severance....................................................................     1.1           -            -
    Lease termination............................................................      .5           -            -
    Asset disposition............................................................      .5           -            -
    Facilities moving expenses and Company name change...........................      .1           -          1.6
    Consulting and bonuses.......................................................      .8         1.6          1.4
    Other........................................................................      .6          .3          1.5
                                                                                   ------      ------      -------
       Total integration charges.................................................     4.6         1.9          9.3

OTHER NON-RECURRING CHARGES
    Write-off of product distribution license....................................       -           -          4.5
    Maquiladora settlement and related costs.....................................       -           -          4.1
    Patent license agreement charge..............................................     2.8           -            -
    Write-off of certain Instromedix intangible assets...........................    19.2           -            -
    Write-off of instrument tooling..............................................       -           -          1.7
                                                                                   ------      ------      -------

       Total restructuring, integration and other non-recurring charges..........  $ 26.6      $  1.9      $  19.8
                                                                                   ======      ======      =======

         During the third quarter of 1999, the Company recorded a charge of $2,838 for two patent license agreements related to patent infringement lawsuits (Note 13).

         In connection with fourth quarter management changes and the development and completion of certain strategic plans for the Company as a whole, management determined that the estimated future cash flows from the Instromedix business unit would likely not be sufficient to recover the carrying value of certain of its intangible assets. The Company calculated the present value of expected future cash flows to determine the fair value of the business unit, using a discount rate representing the Company's weighted average cost of capital. The evaluation resulted in a $19,172 ($17,658 net of tax) write-off of Instromedix' goodwill and other intangible assets, except for $14,264 of completed technology. The underlying factors contributing to the decline in expected financial results included changes in the Company's strategic focus in the marketplace resulting from an assessment by an outside consulting firm as well as internal management. As a result of this assessment, decisions were made that realigned the Company's operations. This reflects the Company's belief that directing future strategic investments toward its core and emerging business will offer better opportunities for realizing higher rates of return than its Instromedix business unit.

                          ALARIS MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 - RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES (CONTINUED)

         In 1997, the Company reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and stockholder return. That review resulted in the termination and write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate site infusion pump. The $4,500 charge related to such termination is included in the 1997 non-recurring charges and includes a $4,300 non-cash charge representing the intangible asset that had been recorded associated with such agreement.

         On June 26, 1997, the Company entered into a settlement agreement which resolved its contract dispute with Cal Pacifico of California and affiliated entities (collectively, "CalPacifico"), the operator of the Company's two maquiladora assembly plants in Tijuana, Mexico. For over eight years, the Company has assembled disposable administration sets at these two plants, which utilized more than 1,200 workers employed by Cal Pacifico, under a contract with Cal Pacifico. The dispute originated in April 1997 when the Company, in accordance with the terms of such contract, informed Cal Pacifico that it would be terminating its contractual arrangements effective August 1, 1997. Cal Pacifico objected to such notification and proposed the systematic termination of the work force. In response to such objection, the Company on June 6, 1997 hired substantially all of the workers at the plants directly. On June 11, 1997, Cal Pacifico locked the Company's administrative personnel and production employees out of the plants and would not allow the Company access to its production equipment or inventory. As a result of the settlement agreement, the assembly plants resumed full operations on June 27, 1997 and Cal Pacifico provided the Company with assistance as it transitioned into the direct operation of such plants. The Company began operating these plants directly during the third quarter of 1997.

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

         In 1996, management performed a review of the operating activities of both IMED and IVAC Medical Systems, Inc. in order to reduce costs and maximize synergies. Management identified duplicative costs to eliminate and developed and implemented plans to consolidate and integrate the companies' operations including product strategies, manufacturing, service centers, research and development, marketing and other administrative functions. As a result, the Company recorded restructuring and integration charges related to the implementation of these plans of approximately $19,767 in 1997.

         In connection with the Instromedix acquisition, management, with the assistance of consultants, performed a review of the operating activities of the acquired company and assessed how to best integrate and leverage the Instromedix operations with ALARIS Medical. During 1998, the Company incurred $1,901 in costs associated with this integration. In June 1999, the Company relocated the Instromedix operations, including manufacturing of Instromedix products, to San Diego. In connection with these relocation and integration activities, the Company incurred $4,579 in costs in 1999.

                          ALARIS MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 - RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES (CONTINUED)

         The Company paid approximately $4,700, $2,700 and $26,000 during 1999, 1998, and 1997, respectively, for restructuring and integration activities. The Company has approximately $600 accrued related to restructuring and integration costs at December 31, 1999. The Company anticipates that the majority of the remaining accrued integration costs will be paid during 2000.

NOTE 10 - RELATED PARTY ARRANGEMENTS

         During June 1997, ALARIS Medical made a cash contribution of $3,052 to ALARIS Medical Systems, of which $1,457 paid off intercompany charges due to ALARIS Medical Systems and $1,595 was contributed to capital.

NOTE 11 - SEGMENT INFORMATION

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

NOTE 11 - SEGMENT INFORMATION (CONTINUED)

         The table below presents information about reported segments for the years ended December 31:


                                         NORTH                                           SHARED
                                        AMERICA       INTERNATIONAL    INSTROMEDIX     SERVICES (A)         TOTAL
                                        -------       -------------    -----------     ------------         -----
1999
    Sales .........................  $   263,431     $   124,823      $    13,724     $         -      $   401,978
    Operating Income (Loss) .......       47,784          27,957          (27,825)        (22,759)          25,157
    Adjusted EBITDA................       61,671          33,951              409          (6,892)          89,139

1998
    Sales .........................  $   246,631     $   125,007      $     8,430     $         -      $   380,068
    Operating Income (Loss) .......       44,844          29,272          (26,149)        (17,980)          29,987
    Adjusted EBITDA................       65,194          35,732              710          (5,052)          96,584

1997
    Sales .........................  $   240,514     $   118,563      $         -     $         -      $   359,077
    Operating Income (Loss)........       45,445          29,008                -         (39,107)          35,346
    Adjusted EBITDA................       62,588          33,207                -          (4,847)          90,948

         Reconciliation of total segment adjusted EBITDA to consolidated income before taxes:

                                                                          1999            1998             1997
                                                                      -----------     -----------      -----------
ADJUSTED EBITDA
    Total adjusted EBITDA for reportable segments..................   $    89,139     $    96,584      $    90,948
    Depreciation and amortization..................................       (37,393)        (36,088)         (34,228)
    Net interest...................................................       (38,576)        (40,686)         (42,690)
    Purchased in-process research and development..................             -         (28,334)               -
    Restructuring, integration and other non-recurring charges.....       (26,589)         (2,175)         (21,374)
    Other reconciling items........................................        (1,649)         (1,100)          (1,584)
                                                                      ------------    ------------     -----------
       Consolidated loss before income taxes.......................   $   (15,068)    $   (11,799)     $    (8,928)
                                                                      ===========     ===========      ===========

(A) Shared services includes amortization of intangibles and certain legal, business development and executive costs.

                          ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 - SEGMENT INFORMATION (CONTINUED)

                                                                                           SALES
                                                                      --------------------------------------------
                                                                          1999            1998             1997
                                                                      -----------     -----------      -----------
PRODUCT LINE INFORMATION
    Drug Infusion..................................................   $   331,872     $   315,617      $   306,212
    Patient Monitoring.............................................        34,455          34,865           33,410
    Service........................................................        21,927          21,156           19,455
    Instromedix....................................................        13,724           8,430                -
                                                                      -----------     -----------      -----------
                                                                      $   401,978     $   380,068      $   359,077
                                                                      ===========     ===========      ===========

                                                          SALES                             LONG-LIVED ASSETS
                                       ------------------------------------------     ----------------------------
                                           1999           1998            1997            1999             1998
                                       -----------    -----------     -----------     -----------      -----------
GEOGRAPHICAL INFORMATION
    United States..................... $   262,929    $   242,603     $   227,002     $   374,677      $   392,991
    International (A).................     139,049        137,465         132,075          21,810           14,916
                                       -----------    -----------     -----------     -----------      -----------
                                       $   401,978    $   380,068     $   359,077     $   396,487      $   407,907
                                       ===========    ===========     ===========     ===========      ===========

(A) Includes Canadian sales which are included in the North America unit for segment reporting purposes.

NOTE 12 - CASH FLOW INFORMATION

         Federal, state and foreign income taxes paid during 1999, 1998 and 1997 totaled $4,852, $5,433 and $3,785, respectively. Interest paid during 1999, 1998 and 1997 totaled $38,195, $36,872 and $39,990, respectively.

NOTE 13 - CONTINGENCIES AND LITIGATION

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

         A determination that the Company is in material violation of the FDC Act or such FDA regulations could lead to the issuance of warning letters, imposition of civil or criminal sanctions against the Company, its officers and employees, including fines, recalls, repair, replacement or refund to the user of the cost of such products and could result in the Company losing its ability to contract with government agencies.

                          ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13- CONTINGENCIES AND LITIGATION (CONTINUED)

In addition, if the FDA believes any of the Company's products violate the law and present a potential health hazard, the FDA could seek to detain and seize products, to require the Company to cease distribution and to notify users to stop using the product. The FDA could also refuse to issue or renew certificates to export the Company's products to foreign countries. Such actions could also result in an inability of the Company to obtain additional clearances or approvals to market its devices.

         In October 1999, the Company received a warning letter from the FDA related to earlier inspections. These FDA inspections noted several areas of non-compliance with FDA regulatory requirements. The letter stated that to resolve this matter, the Company is required until October 2001 to submit to the FDA periodic certifications as to its state of compliance based on the outcome of inspections conducted by outside regulatory consultants employed by the Company for this purpose. In addition, product approvals, clearances and certificates for device exports, including renewals, will not be provided until the FDA is satisfied with the Company's corrective action. The FDA has informed the Company that the corrective action plan it submitted in response to the warning letter is adequate. The Company believes that it has the resources necessary to complete the corrective action plan, but is not able to determine if, or when the FDA will be satisfied with the Company's actions.

         Since 1995, the Company has on fourteen occasions initiated product recalls or issued safety alerts regarding its products regulated by the FDA. In each case this was done because the products were found not to meet the Company's specifications. Of the fourteen recalls, three are closed and notice to that effect has been received from the FDA. The Company has submitted to the FDA a request for closure related to four of the recalls but has not received notice back from the FDA. The remaining seven are still active. Additionally, the Company has three active recalls related to its products manufactured and sold outside the United States. None of the recalls materially interfered with the Company's operations and all such affected product lines continued to be marketed by the Company, with the exception of the Model 599 Series infusion pump, for which the Company continues to sell administration sets and replacement parts only.

         The costs incurred related to the Company's recall activities have historically been significant. These costs include labor and materials, as well as travel and lodging for repair technicians. Estimates to complete are often quite difficult to determine due to uncertainty surrounding how many effected units are still in service and how many units customers will fix without Company assistance. Due to these difficulties in estimating costs, it is possible that the actual costs to complete each individual recall could differ significantly from management's current estimates to complete. Although, there can be no assurances, the Company believes it has adequate reserves to cover the remaining estimated aggregate costs related to these active recalls.

LITIGATION

         ALARIS Medical Systems was a defendant in a lawsuit filed in June 1996 by Sherwood Medical Company ("Sherwood"), a unit of Tyco Healthcare Group ("Tyco"), against IVAC which alleged infringement of two patents by reason of certain activities including the sale by IVAC of disposable probe covers for use with the Company's infrared tympanic thermometer. On August 31, 1999 the Company entered into an agreement under which Tyco granted ALARIS Medical Systems a paid-up license to certain patents. This agreement also settled the patent infringement lawsuit filed in 1996 by Sherwood. In connection with this agreement, the Company made a one-time payment of $3,950 during the third quarter of 1999. ALARIS Medical Systems will not be required to pay any future royalties on patents covered by the agreement.

                          ALARIS MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 - CONTINGENCIES AND LITIGATION (CONTINUED)

         The Company was a defendant in a lawsuit filed on April 20, 1998 and served on October 28, 1998, by Becton, Dickinson and Company ("Becton") against ALARIS Medical Systems, Inc., which alleged infringement of a patent licensed to Becton by reason of certain activities, including the sale of the Company's SmartSite needle-free system. Becton had requested a permanent injunction enjoining the Company from infringing the patent in suit. In addition, the Company filed a lawsuit on December 4, 1998 against Becton. The lawsuit alleged infringement of two patents, one owned by the Company and one licensed to the Company, by reason of certain activities, including the sale of Becton's Atrium needle free valve. On October 13, 1999 the Company entered into an agreement with Becton which grants between the two companies paid-up licenses to certain patents. The agreement also settled the patent infringement lawsuits filed in 1998 by the two companies. In connection with this agreement, the Company paid a total of $6,700 during the fourth quarter of 1999. The Company will not be required to pay any future royalties on patents covered by the agreement.

         The two agreements resulted in a charge in 1999 of $2,838 included in integration and other non-recurring costs with the remainder of the license payments capitalized as acquired technology.

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

NOTE 13 - CONTINGENCIES AND LITIGATION (CONTINUED)

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors is incorporated by reference to the section entitled "Election of Directors" in the ALARIS Medical, Inc. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 31, 2000 (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of
Part I of this Report under the caption "Executive Officers of the Registrant."

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference in ALARIS Medical's Proxy Statement under the heading "Executive Compensation."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The information required by this Item is incorporated by reference in ALARIS Medical's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference in ALARIS Medical's Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

      1.     FINANCIAL STATEMENTS:

             The following financial statements of ALARIS Medical Systems, Inc. and its subsidiaries are included in Part II, Item 8 of this report, on the following pages:

                                                                                                        PAGE
                                                                                                        -----
             Report of Independent Accountants..........................................................  42
             Consolidated Balance Sheet at December 31, 1999 and 1998...................................  43
             Consolidated Statement of Operations for the years ended December 31, 1999,
                1998 and 1997...........................................................................  44
             Consolidated Statement of Cash Flows for the years ended December 31, 1999,
                1998 and 1997...........................................................................  45
             Consolidated Statement of Stockholder's Equity for the period from
                December 31, 1996 to December 31, 1999..................................................  46
             Notes to Consolidated Financial Statements.................................................  47

      2.     FINANCIAL STATEMENT SCHEDULES:

             Schedule II--Valuation and Qualifying Accounts and Reserves for
                the three years ended December 31, 1999

             All other schedules have been omitted because they are inapplicable, not required or the required information is included in the financial statements or notes thereto.

      3.     EXHIBITS:

  EXHIBIT NO.                            DESCRIPTION OF EXHIBIT
  -----------                            ----------------------
   1.0       --          Purchase Agreement July 28, 1998 among ALARIS Medical,
                         Inc., ALARIS Medical Systems, Inc., IVAC Overseas
                         Holdings, Inc., ALARIS Release Corporation, Bear,
                         Stearns & Co., Inc., BT Alex. Brown Incorporated and
                         Donaldson, Lufkin & Jenrette Securities Corporation.
                         (Incorporated by reference to the Registration
                         Statement on Form S-4 of ALARIS Medical, Inc. dated
                         December 24, 1998.)

   2.1       --          Agreement and Plan of Merger dated June 24, 1998 by
                         and among ALARIS Medical, Inc., ALARIS Medical
                         Systems, Inc., Herbert J. and Shirley L. Semler,
                         Instromedix, Inc. and the shareholders of
                         Instromedix, Inc. (Incorporated by reference to
                         Exhibit 2 (a) to The Company's report on Form 8-K dated
                         July 30, 1998.)

   2.2       --          Agreement to Purchase Selected Assets dated May 18,
                         1998 among ALARIS Medical Systems, Inc., Invacare
                         Corporation and Patient Solutions, Inc. (Incorporated
                         by reference to Exhibit 2.1 (a) to ALARIS Medical's
                         Form 10-Q for the quarterly period ended June 30, 1998).


  EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
  -----------                       ----------------------
   3.1       --            Certificate of Incorporation of Advanced Medical,
                           Inc. and form of Certificate of Incorporation of
                           Advanced Medical, Inc., as amended. (Incorporated by
                           reference to Exhibit 3.1(a) to the Prospectus/Joint
                           Proxy Statement, dated March 3, 1989, of Fidata
                           Corporation, Advanced Medical, Inc. and Controlled
                           Therapeutics Corporation included and forming part of
                           the Registration Statement on Form S-4 of Advanced
                           Medical, Inc. (the "Prospectus/Joint Proxy
                           Statement")).

   3.2       --            By-Laws of Advanced Medical, Inc., as amended.
                           (Incorporated by reference to Exhibit 3.1(b) to the
                           Prospectus/Joint Proxy Statement.)

   3.3       --            Amendments to Articles First and Fourth of the
                           Restated Certificate of Incorporation of Advanced
                           Medical, Inc. (Incorporated by reference to Exhibits
                           A and B to Advanced Medical Inc.'s Proxy Statement,
                           dated August 15, 1990, for its Special Meeting of
                           Stockholders held on September 7, 1990).

   3.4       --            Amendment to Article Fourth of the Restated
                           Certificate of Incorporation of Advanced Medical,
                           Inc. (Incorporated by reference to Annex III to
                           Advanced Medical Inc.'s Proxy Statement, dated
                           July 25, 1994, for its Special Meeting of
                           Stockholders held on August 11, 1994).

   4.1       --            Indenture dated as of November 26, 1996 among IMED
                           Corporation, IMED International Trading Corp. and
                           United States Trust Company of New York, as trustee
                           (including form of Notes) (Incorporated by reference
                           to Exhibit 10.2 to the AM December 8-K).

   4.2       --            Indenture Assumption Agreement dated as of November
                           26, 1996 between IVAC Holdings, Inc. and United
                           States Trust Company of New York, as trustee.*

   4.3       --            Supplemental Indenture dated as of November 26, 1996
                           between IVAC Overseas Holdings, Inc. and
                           United States Trust Company of New York, as trustee.*

   4.4       --            Indenture to U.S. Trust Company of California, N.A.,
                           Trustee, dated January 30, 1992. (Incorporated by
                           reference to Exhibit 4.26 to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1991).

   4.5       --            Indenture dated as of July 28, 1998 among ALARIS
                           Medical, Inc. ALARIS Medical Systems, Inc. and United
                           States Trust Company of Texas, N.A., as trustee
                           (including form of Notes). (Incorporated by reference
                           to the Registration Statement on Form S-4 of ALARIS
                           Medical, Inc. dated December 24, 1998).

    4.6      --            Registration Rights Agreement dated as of July 28,
                           1998 among ALARIS Medical, Inc., ALARIS Medical
                           Systems, Inc., IVAC Overseas Holdings, Inc. ALARIS
                           Release Corporation, Bear, Stearns & Co., Inc., BT
                           Alex. Brown Incorporated and Donaldson, Lufkin and
                           Jenrette Securities Corporation. (Incorporated by
                           reference to the Registration Statement on Form S-4
                           of ALARIS Medical, Inc. dated December 24, 1998).

    10.1     --            Credit Agreement dated as of November 26, 1996 among
                           Advanced Medical, Inc., IMED Corporation, Various
                           Lending Institutions, Bankers Trust Company, Banque
                           Paribas and Donaldson, Lufkin & Jenrette Securities
                           Corporation (Incorporated by reference to Exhibit 10.1
                           to the AM December 8-K).

    10.2     --            Employment Agreement dated as of August 23, 1996
                           among William J. Mercer, IMED Corporation and
                           Advanced Medical, Inc. (Incorporated by reference to
                           Exhibit 10.4 to the AM December 8-K).


  EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
  -----------                          ----------------------
    10.3      --           Advanced Medical, Inc.'s Third Amended and Restated
                           1988 Stock Option Plan (Incorporated by reference to
                           Annex IV to Advanced Medical, Inc.'s Proxy Statement
                           dated July 25, 1994 for its Special Meeting of
                           Stockholders held on August 11, 1994 (the "AM
                           August 1994 Proxy Statement")).

    10.4      --           Advanced Medical, Inc.'s Second Amended and Restated
                           1990 Non-Qualified Stock Option Plan for Non-Employee
                           Directors (Incorporated by reference to Annex V to
                           the AM August 1994 Proxy Statement).

    10.5      --           Amendment and Waiver No. 1 to Credit Agreement dated
                           as of March 28, 1997. (Filed as an exhibit to
                           Amendment No. 2 to the Registration Statement on Form
                           S-4 (333-18687) of ALARIS Medical Systems, IVAC
                           Overseas and IMED Trading dated May 28, 1997.)

    10.6      --           ALARIS Medical, Inc. 1996 Stock Option
                           Plan (Incorporated by reference to Exhibit A to
                           ALARIS Medical, Inc.'s Proxy Statement dated May 5,
                           1997 for its Annual Meeting of Stockholders (the
                           "ALARIS Proxy Statement")).

    10.7      --           ALARIS Medical, Inc. Third Amended and Restated 1990
                           Non-Qualified Stock Option Plan for Non-Employee
                           Directors (Incorporated by reference to
                           Exhibit B to the ALARIS Proxy Statement).

    10.8      --           Amendment No.2 to Credit Agreement dated as of
                           August 12, 1997. (Filed as an exhibit to Amendment
                           No. 6 to the Registration Statement on Form S-4
                           (333-18687) of ALARIS Medical Systems, IVAC Overseas
                           and IMED Trading dated August 19, 1997.)

    10.9      --           Amendment No. 3 and Consent to the Bank Credit
                           Agreement dated as of March 4, 1998.(Incorporated
                           by reference to Exhibit 10.1 to the Company's Report
                           on Form 10-Q for the quarter ended March 31, 1998).

    10.10     --           Agreement dated May 7, 1998 among ALARIS Medical
                           Systems, Inc. and Caesarea Medical Electronics
                           Limited. (Incorporated by reference to Exhibit
                           10.1(a) to the Company's Report on Form 10-Q for
                           the quarter ended June 30, 1998).

    10.11     --           Amendment No. 4 and Consent to the Bank Credit
                           Agreement dated as of July 7, 1998. (Incorporated by
                           reference to Exhibit 10.1 to the Company's Report on
                           Form 10-Q for the quarter ended March 31, 1998).

    10.12     --           Settlement and license agreement by and among Tyco
                           Healthcare Group, L.P. and ALARIS Medical Systems,
                           Inc. dated August 31, 1999. (ALARIS Medical Inc.'s
                           Annual Report on Form 10-K for the year ended
                           December 31, 1999.)

     10.13    --           Settlement and license agreement by and among Becton,
                           Dickinson and Company and ALARIS Medical Systems,
                           Inc. dated October 13, 1999. (ALARIS Medical Inc.'s
                           Annual Report on Form 10-K for the year ended
                           December 31, 1999.)

     10.14    --           Amendment No. 5 to the Bank Credit Agreement dated as
                           of October 29, 1999, among ALARIS Medical, Inc.,
                           ALARIS Medical Systems, Inc., the financial
                           institutions party to the Credit Agreement, Bankers
                           Trust Company and Banque Paribas. (ALARIS Medical
                           Inc.'s Annual Report on Form 10-K for the year
                           ended December 31, 1999.)

     10.15    --           Amendment No. 6 to the Bank Credit Agreement dated as
                           of February 11, 2000, among ALARIS Medical, Inc.,
                           ALARIS Medical Systems, Inc., the financial
                           institutions party to the Credit Agreement, Bankers
                           Trust Company and Banque Paribas. (ALARIS Medical
                           Inc.'s Annual Report on Form 10-K for the year ended
                           December 31, 1999.)


  EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
  -----------                          ----------------------
     10.16               Addendum to Employment Letter dated April 13, 1999 by
                         and between David Schlotterbeck and ALARIS Medical,
                         Inc., and ALARIS Medical Systems, Inc. (ALARIS Medical
                         Inc.'s Annual Report on Form 10-K for the year ended
                         December 31, 1999.)

     21        --        List of Subsidiaries of ALARIS Medical, Inc.

     27        --        Financial Data Schedule.

--------------------------

* Filed as an exhibit to the Registration Statement on Form S-4 (333-18687) of the Company, IVAC Overseas Holdings, Inc. and IMED International Trading Corp. dated December 24, 1996.

(b)   Report on Form 8-K.

          None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on March 13, 2000.

                          ALARIS MEDICAL SYSTEMS, INC.

                          By:   /s/  DAVID L. SCHLOTTERBECK
                             -------------------------------------------------
                                Name:    David L. Schlotterbeck
                                Title:   President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         NAME                                              TITLE(S)
                         ----                                              --------
                /s/ JEFFRY M. PICOWER                        Director and Chairman of the Board
-------------------------------------------------------
                  Jeffry M. Picower

              /s/ DAVID L. SCHLOTTERBECK                     Director, President and Chief Executive Officer
-------------------------------------------------------
                David L. Schlotterbeck

                 /s/ WILLIAM C. BOPP                         Sr. Vice President and Chief Financial Officer
-------------------------------------------------------      (Principal Financial and Accounting Officer)
                   William C. Bopp

                  /s/ NORMAN M. DEAN                         Director
-------------------------------------------------------
                    Norman M. Dean

                   /s/ HENRY GREEN                           Director
-------------------------------------------------------
                     Henry Green

                /s/ RICHARD B. KELSKY                        Director
-------------------------------------------------------
                  Richard B. Kelsky

                          ALARIS MEDICAL SYSTEMS, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                               ADDITIONS      ADDITIONS
                                                BALANCE AT     CHARGED TO     CHARGED                      BALANCE AT
                                                BEGINNING      COSTS AND      TO OTHER                       END OF
                                                OF PERIOD      EXPENSES       ACCOUNTS(1)    DEDUCTIONS(2)   PERIOD
                                                ----------    ----------     -----------    ------------- ----------
Deducted from receivables
Allowance for doubtful accounts:
    Year ended December 31, 1999.............    $ 2,946      $    264       $   -          $    (91)     $  3,119
    Year ended December 31, 1998.............      3,259           (75)          245            (483)        2,946
    Year ended December 31, 1997.............      4,085           810            -           (1,636)        3,259

-------------------------
(1) Represents amount of allowance for doubtful accounts assigned to accounts receivables acquired in the Instromedix acquisition during the year ended December 31 1998.

(2) Represents accounts written-off as uncollectible, net of collections on accounts previously written-off.

                                     S-II-1