Form 10-Q
period 2000-03-31
ALARIS MEDICAL SYSTEMS INC
filed 2000-05-05
CIK 1029069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                  (MARK ONE)

               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended MARCH 31, 2000 or

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ___________ to ___________


Commission File Number:           333-18687



                          ALARIS MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               13-3800335
--------------------------------------     -------------------------------------
   (State or other jurisdiction of                      (I.R.S.
    incorporation or organization)            Employer Identification No.)

                   10221 Wateridge Circle, San Diego, CA  92121
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (858) 458-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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
                                               -----          -----

On May 3, 2000 1,000 shares of Registrant's Common Stock were outstanding.

                          ALARIS MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------



                                      INDEX


PART I.  FINANCIAL INFORMATION

    Item 1 - Financial Information:
                                                                                   PAGE
        Condensed consolidated balance sheet at
        March 31, 2000 and December 31, 1999....................................     3

        Condensed consolidated statement of operations for
        the three months ended March 31, 2000 and 1999..........................     4

        Condensed consolidated statement of cash flows for
        the three months ended March 31, 2000 and 1999..........................     5

        Condensed consolidated statement of changes
        in stockholder's equity for the period from
        December 31, 1999 to March 31, 2000 ....................................     6

        Notes to the condensed consolidated financial statements................     7


    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations.....................................    11


    Item 3 - Quantitative and Qualitative Disclosures About  Market Risk........    18



PART II. OTHER INFORMATION


    Item 1 - Legal Proceedings..................................................    19

    Item 6 - Exhibits and Reports on Form 8-K...................................    20

                                   FORM 10 - Q
                                 PART 1 - ITEM 1
                              FINANCIAL INFORMATION

                          ALARIS MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------



                                     ASSETS

                                                                                           MARCH 31,        DECEMBER 31,
                                                                                              2000              1999
                                                                                          -----------      -------------
                                                                                         (UNAUDITED)
Current assets:
    Cash................................................................................ $   22,163        $    23,539
    Receivables, net....................................................................     76,837             84,885
    Inventories.........................................................................     79,736             76,769
    Prepaid expenses and other current assets...........................................     26,601             24,992
                                                                                         ----------        -----------
        Total current assets............................................................    205,337            210,185

Net investment in sales-type leases, less current portion...............................     24,773             24,407
Property, plant and equipment, net......................................................     66,610             68,480
Other non-current assets................................................................     25,457             23,745
Intangible assets, net..................................................................    270,596            273,909
                                                                                         ----------        -----------

                                                                                         $  592,773        $   600,726
                                                                                         ==========        ===========


                                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current portion of long-term debt................................................... $   16,169        $    13,769
    Accounts payable....................................................................     22,234             25,147
    Accrued expenses and other current liabilities......................................     44,889             43,326
                                                                                         ----------        -----------
        Total current liabilities.......................................................     83,292             82,242
                                                                                         ----------        -----------
Long-term debt..........................................................................    376,982            382,678
Other non-current liabilities...........................................................     35,427             34,685
                                                                                         ----------        -----------
        Total non-current liabilities...................................................    412,409            417,363
                                                                                         ----------        -----------

Contingent liabilities and commitments (Note 4)

Common stock and other stockholder's equity:
  Common stock and capital in excess of par value, authorized 3,000 common shares at $.01 par value; 1,000 issued and outstanding
    at March 31, 2000 and December 31, 1999.............................................    203,684            203,684
  Accumulated deficit...................................................................   (100,908)           (98,250)
  Accumulated other comprehensive loss..................................................     (5,704)            (4,313)
                                                                                         ----------        -----------
        Total stockholder's equity......................................................     97,072            101,121
                                                                                         ----------        -----------

                                                                                         $  592,773        $   600,726
                                                                                         ==========        ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ALARIS MEDICAL SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                    -----------------------------------
                                                           2000                1999
                                                    -------------------- --------------

Sales   ..........................................  $    91,277         $    93,436
Cost of sales.....................................       48,714              45,634
                                                    -----------         -----------

Gross margin......................................       42,563              47,802
                                                    -----------         -----------

Selling and marketing expenses....................       19,474              19,917
General and administrative expenses...............       10,103              10,874
Research and development expenses.................        6,331               6,047
Integration and other non-recurring charges.......            -               2,099
                                                    -----------         -----------

    Total operating expenses......................       35,908              38,937
                                                    -----------         -----------

Lease interest income.............................        1,130               1,061
                                                    -----------         -----------

    Income from operations........................        7,785               9,926
                                                    -----------         -----------

Other income (expenses):
    Interest income...............................          223                 322
    Interest expense..............................      (10,331)            (10,000)
    Other, net....................................       (1,330)               (459)
                                                    -----------         -----------

Total other expense...............................      (11,438)            (10,137)
                                                    -----------         -----------

Loss before income taxes..........................       (3,653)               (211)
(Benefit from) provision for income taxes.........       (1,800)                400
                                                    -----------         -----------

Net loss..........................................  $    (1,853)        $      (611)
                                                    ===========         ===========









THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ALARIS MEDICAL SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                   ------------------------------
                                                                                         2000            1999
                                                                                   ---------------  -------------

Net cash provided by operating activities.......................................   $    8,587         $    27,117
                                                                                   ----------         -----------

Cash flows from investing activities:
    Net capital expenditures....................................................       (3,930)             (8,886)
    Patents, trademarks and other...............................................         (193)               (297)
    Payments for product licenses and distribution rights.......................       (1,065)               (800)
                                                                                   ----------         -----------

Net cash used in investing activities...........................................       (5,188)             (9,983)
                                                                                   ----------         -----------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease obligations..........       (3,287)             (5,993)
    Deferred financing costs....................................................         (650)                  -
    Dividends to ALARIS Medical.................................................         (805)             (1,046)
                                                                                   ----------         -----------

Net cash used in financing activities...........................................       (4,742)             (7,039)
                                                                                   ----------         -----------

Effect of exchange rate changes on cash.........................................          (33)                (63)
                                                                                   ----------         -----------

Net (decrease) increase in cash.................................................       (1,376)             10,032
Cash at beginning of period.....................................................       23,539              29,468
                                                                                   ----------         -----------

Cash at end of period...........................................................   $   22,163         $    39,500
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




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ALARIS MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDER'S EQUITY (UNAUDITED)

                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------




                                                                                       ACCUMULATED
                                                    COMMON STOCK                          OTHER                      OTHER
                                                     AND CAPITAL                         COMPRE-       TOTAL        COMPRE-
                                                IN EXCESS OF PAR VALUE  ACCUMULATED      HENSIVE   STOCKHOLDER'S    HENSIVE
                                                 SHARES     AMOUNT        DEFICIT         LOSS        EQUITY          LOSS
                                                --------   --------      ---------       ------      --------        ------


Balance at December 31, 1999...................  1,000     $203,684     $  (98,250)    $ (4,313)    $ 101,121

Comprehensive loss
   Net loss for the period.....................                             (1,853)                    (1,853)    $  (1,853)
   Equity adjustment from foreign currency
     translation...............................                                          (1,391)       (1,391)       (1,391)
                                                                                                                  ---------
Comprehensive loss.............................                                                                   $  (3,244)
                                                                                                                  =========
Dividends to ALARIS Medical....................                               (805)                      (805)
                                                ------     --------     ----------     --------     ---------

Balance at March 31, 2000......................  1,000     $203,684     $ (100,908)    $ (5,704)    $  97,072
                                                ======     ========     ==========     ========     =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ALARIS MEDICAL SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

NOTE 1 -- BUSINESS AND STATEMENT OF ACCOUNTING POLICY

THE COMPANY:
ALARIS Medical Systems, Inc. ("ALARIS Medical Systems") operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories, as well as telemedicine, cardiovascular and pacemaker monitoring equipment. ALARIS Medical Systems was formed by the merger of two pioneers in infusion systems, IMED Corporation ("IMED") and IVAC Medical Systems, Inc. ("IVAC"), on November 26, 1996. ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. ("ALARIS Medical"), formerly Advanced Medical, Inc. was incorporated on October 14, 1988 under the laws of the State of Delaware. ALARIS Medical Systems and its subsidiaries are collectively referred to as the "Company."

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2000, the results of its operations for the three months ended March 31, 2000 and 1999, and its cash flows for the three months ended March 31, 2000 and 1999.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NOTE 2 -- INVENTORIES

Inventories comprise the following:              MARCH 31,       DECEMBER 31,
                                                    2000             1999
                                                -----------      -----------

    Raw materials.............................  $    37,089      $    34,960
    Work-in-process...........................        5,626            6,156
    Finished goods............................       37,021           35,653
                                                -----------      -----------
                                                $    79,736      $    76,769
                                                ===========      ===========

NOTE 3 -- SEGMENT INFORMATION

The Company is organized primarily based on geographic location, with the United States and Canada drug infusion and patient monitoring business representing the North American Segment. All other international operations including Europe, Asia, Australia and Latin America represent the International segment. The acquisition of Instromedix in 1998 resulted in a third separate operating segment.

The accounting policies of the segments are the same as those described in the "Statement of Accounting Policy" (Note 1). Segment data does not include intersegment revenues, or charges allocating corporate headquarters costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income and adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA).

The table below presents information about reported segments for the three months ended March 31:

                                         NORTH                                            SHARED
                                        AMERICA       INTERNATIONAL    INSTROMEDIX     SERVICES (A)         TOTAL
                                        -------       -------------    -----------     ------------         -----

2000
    Sales .........................  $    58,170     $    29,919      $     3,188     $         -      $    91,277
    Operating income (loss)........        7,270           4,689             (622)         (3,552)           7,785
    Adjusted EBITDA................       11,083           6,367             (149)         (1,156)          16,145

1999
    Sales .........................  $    57,336     $    32,062      $     4,038     $         -      $    93,436
    Operating income (loss)........        9,332           7,520           (2,853)         (4,073)           9,926
    Adjusted EBITDA................       12,648           8,970              343            (757)          21,204

(A) Shared services includes amortization of intangibles and certain legal, business development and executive costs.

Reconciliation of total segment adjusted EBITDA to consolidated loss before taxes:

                                                                   2000             1999
                                                             -----------      -----------
ADJUSTED EBITDA
    Total adjusted EBITDA..................................  $    16,145      $    21,204
    Depreciation and amortization..........................       (8,360)          (9,179)
    Interest (net).........................................      (10,108)          (9,678)
    Integration and other non-recurring charges............            -           (2,099)
    Other reconciling items................................       (1,330)            (459)
                                                             -----------      -----------
       Consolidated loss before income taxes...............  $    (3,653)     $      (211)
                                                             ===========      ===========

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

In October 1999, the Company received a warning letter from the FDA related to earlier inspections. These FDA inspections noted several areas of non-compliance with FDA regulatory requirements. The letter stated that to resolve this matter, the Company is required until October 2001 to submit to the FDA periodic certifications as to its state of compliance based on the outcome of inspections conducted by outside regulatory consultants employed by the Company for this purpose. In addition, product approvals, clearances and certificates for device exports, including renewals, will not be provided until the FDA is satisfied with the Company's corrective action. The FDA has informed the Company that the corrective action plan it submitted in response to the warning letter is adequate. The Company estimates that during the first quarter of 2000, Company personnel devoted over 150,000 hours toward resolving these regulatory compliance issues. In April 2000, as requested by the FDA, independent regulatory experts audited the Company's progress to date. Based on the audit, on April 29, 2000 the Company's president and chief executive officer, David L. Schlotterbeck, certified to the FDA that, to the best of his knowledge, the Company has initiated or completed all corrections called for in the report issued by the independent consultant. ALARIS Medical Systems is now awaiting the FDA's review of its progress. The Company is not able to determine if or when the FDA will be satisfied with the Company's actions, and the Company will continue to work with the FDA to ensure resolution of this matter as quickly as possible.

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

The costs incurred related to the Company's recall activities have historically been significant. These costs include labor and materials, as well as travel and lodging for repair technicians. Estimates to complete are often quite difficult to determine due to uncertainty surrounding how many effected units are still in service and how many units customers will fix without Company assistance. Due to these difficulties in estimating costs, it is possible that the actual costs to complete each individual recall could differ significantly from management's current estimates to complete. Although there can be no assurances, the Company believes it has adequate reserves to cover the remaining estimated aggregate costs related to these active recalls.

OTHER

The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes the Company has meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based on discussions with legal counsel, liabilities arising from such matters, if any, will not have a material adverse effect on the business, financial condition, results of operations or cash flows.

                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). The Company is also a leader in the international infusion systems market. Based on installed base of infusion pumps, the Company has a number one or two market position in seven Western European countries, the number three market position in three countries, the largest installed base of infusion pumps in Australia and Canada and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver one or more fluids, primarily pharmaceuticals or nutritionals, to patients, consist of single and multi-channel infusion pumps and dedicated and non-dedicated disposable administration sets (i.e., plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse, pulse oximetry and blood pressure, with the largest installed base of hospital thermometry systems in the United States. Through its Instromedix division, the Company also designs, manufactures and sells cardiology products such as arrhythmia-event recorders and pacemaker monitors.

The Company sells a full range of products through a worldwide direct sales force consisting of over 250 sales persons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales by the Company's International business unit represented 32.8% of the Company's total sales for the three months ended March 31, 2000. For the three months ended March 31, 2000, the Company had sales of $91.3 million and Adjusted EBITDA of $16.1 million.

In recent years, the Company's results of operations have been affected by the cost containment pressures applicable to health care providers. Notwithstanding this, unit sales volume of the Company's disposable administration sets increased in every year since 1993, primarily as a result of the growth in its worldwide installed base of infusion pumps. However, uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of products and compression on gross margins. The U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical products. The Company's profitability is affected by the increasing use of Group Purchasing Organizations ("GPOs") which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which insure compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. The Company expects that such GPOs will become increasingly more common and may have an adverse effect on the Company's future profitability. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery could affect the Company's future results of operations. It is impossible to predict the extent to which the Company may be affected by any such change in legislation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:

                                                     THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------
                                                        2000              1999
                                                   -------------      -------------

Sales..............................................        100.0%           100.0%
Cost of sales......................................         53.4             48.8
                                                     -----------      -----------
Gross margin.......................................         46.6%            51.2%
Selling and marketing expenses.....................         21.3             21.3
General and administrative expenses................         11.1             11.6
Research and development expenses..................          6.9              6.5
Integration and other non-recurring charges........          -                2.2
Lease interest income..............................          1.2              1.1
                                                     -----------      -----------
Income from operations.............................          8.5             10.7
Interest expense...................................        (11.3)           (10.7)
Other, net.........................................         (1.2)             (.2)
                                                     -----------      -----------
Loss before income taxes...........................         (4.0)             (.2)
(Benefit from) provision for income taxes..........         (2.0)              .4
                                                     -----------      -----------
Net loss...........................................         (2.0)%            (.6)%
                                                     ===========      ===========
OTHER DATA:
     Adjusted EBITDA...............................         17.7%            22.7%

                                                       THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------
                                                            2000            1999
                                                      ---------------  -------------

ADJUSTED EBITDA (1)................................  $    16,145     $    21,204
Integration and other non-recurring charges........            -          (2,099)
Depreciation and amortization (2)..................       (8,360)         (9,179)
Interest income....................................          223             322
Interest expense...................................      (10,331)        (10,000)
Other, net.........................................       (1,330)           (459)
Benefit from (provision for) income taxes..........        1,800            (400)
                                                     -----------     -----------

Net loss...........................................  $    (1,853)    $      (611)
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

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                      ---------------------------
                                                                                         2000             1999
                                                                                      -----------       ---------
                                                                                          (DOLLARS IN MILLIONS)

North America sales.............................................................      $    58.2         $   57.3
International sales.............................................................           29.9             32.1
Instromedix sales...............................................................            3.2              4.0
                                                                                      ---------         --------
     Total sales................................................................      $    91.3         $   93.4
                                                                                      =========         ========


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

SALES
Sales decreased $2.2 million, or 2%, for the three months ended March 31, 2000 compared with the three months ended March 31, 1999. North America sales increased $0.8 million, or 2%, compared with the first quarter of 1999. North America drug infusion instrument revenue increased by approximately $2.9 million as instrument placements increased 46% over the unusually low first quarter of 1999. The increase in North America instrument sales was significantly offset by a decrease in sales of drug infusion disposable administration sets. Disposable set revenue was lower than a year ago in major markets worldwide. The Company estimates that about $3 million of its dedicated disposable sets were purchased in 1999 as safety stock in anticipation of possible Y2K problems at year-end. The Company believes that most of this inventory was worked off in the first quarter of 2000.

The increase in total North America sales in the first quarter was more than offset by a decrease in International sales of $2.1 million, or 7%, compared with the first quarter of 1999. Sales decreased approximately $3.3 million in the United Kingdom, the Company's largest international market. The Company believes the UK decrease was due in part to the Y2K disposables issue described above and in part to a limitation in governmental funds available for healthcare expenditures in this quarter, which was the final quarter of the UK's fiscal year. Additionally, foreign currency rate changes had an adverse effect on International sales in the first quarter of 2000. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999, translation of 2000 International sales were adversely impacted by $1.6 million, or 5%. Using constant exchange rates, International sales decreased 2%.

Instromedix sales decreased $0.9 million during the quarter to $3.2 million compared with a strong first quarter a year ago of $4.1 million.

GROSS MARGIN
Gross margin decreased $5.2 million, or 11%, during the three months ended March 31, 2000, compared with the three months ended March 31, 1999. The gross margin percentage decreased to 46.6% in the first quarter of 2000, from 51.2% in the first quarter of 1999. The margin percentage for the first quarter of 1999 was unusually high due to low instrument placement during that period. Contributing to the margin decrease in 2000 was the overall worldwide mix of increased instrument sales and lower disposables sales, lower international sales which typically carry higher margins than U.S. sales, as well as less favorable production costs in the first quarter of 2000 compared with the same quarter last year.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses decreased $0.4 million, or 2%, during the three months ended March 31, 2000 compared with the three months ended March 31, 1999 due to lower sales volume and the effect of spending controls initiated in the second quarter of last year. As a percentage of sales, selling and marketing expenses remained constant at 21.3% for the first quarter of 2000 and 1999.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $0.8 million, or 7%, during the three months ended March 31, 2000 compared with the three months ended March 31, 1999. This decrease is primarily due to lower amortization expense in the current period as a result of the write-off of certain Instromedix intangible assets during the fourth quarter of 1999 and from other intangibles becoming fully amortized during the prior year. These decreases were partially offset by increased information technology costs for the Company's new International operating system implemented in late 1999.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased approximately $0.3 million, or 5%, during the three months ended March 31, 2000 compared with the three months ended March 31, 1999 primarily due to increased activities associated with the later development stages of various International engineering projects.

INTEGRATION AND OTHER NON-RECURRING CHARGES
In connection with the Instromedix acquisition, management, with the assistance of consultants performed a review of the operating activities of the acquired company in order to assess how best to integrate and leverage the Instromedix operations with ALARIS Medical Systems. As a result of this assessment, in June 1999, the Company consolidated the operations of Instromedix into its San Diego, California facilities, allowing the Company to leverage its existing infrastructure and manufacturing capacity in San Diego. In connection with these relocation and integration activities, the Company incurred $2.1 million in costs in the first quarter of 1999, including severance and related termination benefits of $1.1 million, retention bonuses of $0.2 million, asset dispositions of $0.4 million, lease termination costs of $0.3 million and $0.1 million in other related costs.

INCOME FROM OPERATIONS
Income from operations decreased $2.1 million during the three months ended March 31, 2000 compared with the three months ended March 31, 1999 primarily due to lower sales and gross margins in the current year and other activities discussed above.

ADJUSTED EBITDA
Adjusted EBITDA decreased $5.1 million during the three months ended March 31, 2000 compared with the three months ended March 31, 1999. As a percentage of sales, Adjusted EBITDA decreased from 22.7%, or $21.2 million, during the three months ended March 31, 1999 to 17.7% or $16.1 million, during the three months ended March 31, 2000 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the

Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE
Interest expense increased $0.3 million, or 3%, during the three months ended March 31, 2000 compared with the three months ended March 31, 1999 primarily due to higher interest rates in 2000 on the Company's outstanding debt. (See Liquidity and Capital Resources.)

OTHER EXPENSE
Other expense increased approximately $0.9 million during the three months ended March 31, 2000 compared with the three months ended March 31, 1999 primarily due to an increase in foreign currency transaction losses resulting from the strengthening of the U.S. dollar in the first quarter of 2000 compared with the actual foreign currency exchange rates in effect during 1999.

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

The Company expects to continue to meet its short-term and long-term liquidity needs, including capital expenditure requirements with cash flow from operations. In addition to operating expenses, the Company's primary future use of funds, on a short-term and long-term basis, will continue to be to fund capital expenditures and to pay debt service on outstanding indebtedness.

At March 31, 2000, the Company's outstanding indebtedness was $393.2 million, which includes $192.8 million of bank term debt under the Credit Facility, $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were issued in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the second quarter of 1997, the Company entered into an interest rate protection agreement through January 2000, covering approximately 50% of the Credit Facility term loan borrowings. Under the interest rate protection agreement, such borrowings' interest rate was effectively fixed. During the reporting period and prior to expiration of the interest rate protection agreement, such agreement resulted in a weighted average interest rate for all Credit Facility borrowings of 9.6%. During the remainder of the reporting period subsequent to expiration of the interest rate protection agreement and unless otherwise modified, all Credit Facility borrowings are subject to interest rate risk. A 10% increase (approximately one percentage point) in the applicable interest rate, would result in a $1.9 million annual increase in interest expense.

In July 1998, in connection with the Instromedix acquisition, the Company amended the Credit Facility. The amendment provided for the banks' consent to the Instromedix acquisition and increased the revolving credit facility to $60.0 million. The amended Credit Facility also provided the Company an additional $30.0 million under the Tranche D term debt. The Company used $30.0 million term debt borrowing, along with approximately $2.0 million from the revolving credit line, to fund the initial payments required upon closing the Instromedix acquisition. Subsequent to closing the Instromedix acquisition, ALARIS Medical completed the sale of $109.9 million of 11 1/8% senior discount notes ("Senior Discount Notes"), due 2008, receiving net proceeds of approximately $106.3 million. Upon receipt of the net proceeds from the Senior Discount Notes, ALARIS Medical paid its remaining obligations of approximately $22.7 million to the Instromedix shareholders and contributed the remaining net proceeds of approximately $81.7 million to ALARIS Medical Systems, as required under the amended Credit Facility. ALARIS Medical Systems then repaid the amount outstanding under its revolving credit line.

As a result of the Company's significant indebtedness, the Company expects to incur significant interest expense in future periods. The Company believes that its existing cash and cash provided by operations will be sufficient to meet its interest expense obligations.

Annual principal amortization of the Company's indebtedness is $10.5 million for the remaining nine months of 2000 and $22.1 million and $28.9 million for 2001 and 2002, respectively.

ALARIS Medical's 7 1/4% Convertible Debentures (the "Convertible Debentures") provide for semi-annual interest payments of approximately $0.6 million and mature on January 15, 2002. The Notes and the Credit Facility permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures and to make limited distributions to ALARIS Medical to fund operating expenses and to pay income taxes; provided that, with respect to the Credit Facility, there exists no default or event of default under the Credit Facility. The Credit Facility requires the Company, under most circumstances, to obtain consent from its bank group to allow ALARIS Medical to repay the Convertible Debentures at maturity. The Notes allow distributions to ALARIS Medical to fund the repayment of the Convertible Debentures at maturity if certain performance measures are met. Although there can be no assurances, the Company anticipates that its bank group will consent to, and its operating performance will meet the performance measures required for ALARIS Medical Systems to fund the repayment of the Convertible Debentures at maturity.

During the three months ended March 31, 2000, the Company made cash payments of approximately $0.4 million related to Instromedix integration costs which were accrued at December 31, 1999. In June 1999, the Company consolidated the operations of Instromedix into its San Diego, California facilities. In connection with these relocation and integration activities, the Company incurred nonrecurring charges of approximately $4.6 million before related income tax benefits in 1999. Of this charge, approximately $0.2 million is accrued at March 31, 2000.

The Company made capital expenditures of approximately $4 million during the three months ended March 31, 2000 and anticipates additional capital expenditures of approximately $26 million during the remainder of 2000.

In addition to routine capital expenditures, and in connection with prior acquisitions, the Company made significant expenditures for the acquisition of enterprise-wide information system software and hardware and the related design, testing and implementation. During the fiscal years 1996 through 1999 the Company made combined capital and operating expenditures of approximately $19.0 million related to the new enterprise-wide information system, and expenditures of $0.4 million for the three months ended

March 31, 2000. The remaining significant phases of the project will be completed in 2000 with anticipated additional expenditures of approximately $0.9 million.

The Company believes that, on both a short-term and long-term basis, based on current levels of performance, it will generate cash flow from operations, together with its existing cash, sufficient to fund its operations, make planned capital expenditures and make principal amortization and interest payments under the Credit Facility and interest payments on the 9 3/4% Notes. However, on a long-term basis, the Company may not generate sufficient cash flow from operations to repay the 9 3/4% Notes at maturity in the amount of $200.0 million. Accordingly, the Company may have to refinance the 9 3/4% Notes at or prior to maturity or sell assets or raise equity capital to repay such debt. Based on current interest rates and debt outstanding as of March 31, 2000, over the next twelve months, the Company is required to make principal and interest payments under its Credit Facility in the amount of $34.1 million and interest payments on the Notes in the amount of $19.5 million. In addition, the Company's ability to fund its operations, to make planned capital expenditures and to make scheduled principal and interest payments will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

BACKLOG
The backlog of orders, believed to be firm, at March 31, 2000 and 1999 was $9.7 million and $6.9 million, respectively.

FOREIGN OPERATIONS
The Company has significant foreign operations and, as a result, is subject to various risks, including without limitation, foreign currency risks. The Company has not entered into foreign currency contracts for purposes of hedging or speculation. Due to changes in foreign currency exchange rates during 2000 and 1999, primarily a strengthening of the U.S. dollar, the Company's functional currency, against many European currencies, the Company recognized a foreign currency transaction loss of approximately $1.3 million and $0.4 million during the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000 and 1999, approximately 35% and 37% of the Company's sales and 31% and 30% of the Company's operating expenses were denominated in currencies other than the Company's functional currency, respectively. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency. As part of a comprehensive approach to risk management, the Company is presently evaluating alternatives to address this risk.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information is set forth under the subcaption "Liquidity and Capital Resources" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2.

                                     PART II
                                OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

See Note 4 to the Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.17 -- Change in Control Agreement, dated April 20, 2000 between ALARIS Medical, Inc. and William C. Bopp. The Company has entered into identical agreements with each of the following: David L. Schlotterbeck, Sally M. Grigoriev, Joergen Lyngsgaard, Richard M. Mirando, L. James Runchey, Anthony B. Semedo and Jake St. Philip.

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


                                                 ALARIS MEDICAL SYSTEMS, INC.
                                                 ----------------------------
                                                                 (REGISTRANT)




Date:   May 4, 2000                     By:             /s/ WILLIAM C. BOPP
                                              -------------------------------
                                                              William C. Bopp
                            Senior Vice President and Chief Financial Officer