Form 10-Q
period 2000-06-30
ALARIS MEDICAL SYSTEMS INC
filed 2000-08-10
CIK 1029069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                  (MARK ONE)
           /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended JUNE 30, 2000 or

           / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ___________


Commission File Number:             333-18687


                          ALARIS MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                           13-3800335
      -------------------------------            -------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)


                   10221 Wateridge Circle, San Diego, CA 92121
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (858) 458-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes: /X/   No:

On August 3, 2000, 1,000 shares of Registrant's Common Stock were outstanding.

                        ALARIS MEDICAL SYSTEMS, INC.
-------------------------------------------------------------------------------

                                   INDEX

                                                                                                                 PAGE
                                                                                                                 ----
PART I.  FINANCIAL INFORMATION


    Item 1 - Financial Information:

        Condensed consolidated balance sheet at
        June 30, 2000 and December 31, 1999...................................................................     3

        Condensed consolidated statement of operations for
        the three and six months ended June 30, 2000 and 1999.................................................     4

        Condensed consolidated statement of cash flows for
        the six months ended June 30, 2000 and 1999...........................................................     5

        Condensed consolidated statement of changes
        in Stockholder's equity for the period from
        December 31, 1999 to June 30, 2000 ...................................................................     6

        Notes to the condensed consolidated financial statements..............................................     7


    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................................................    11


    Item 3 - Quantitative and Qualitative Disclosures About  Market Risk......................................    21



PART II. OTHER INFORMATION


    Item 1 - Legal Proceedings...............................................................................     22

    Item 6 - Exhibits and Reports on Form 8-K................................................................     23

                                   FORM 10 - Q
                                 PART 1 - ITEM 1
                              FINANCIAL INFORMATION

                          ALARIS MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


                                                                                           JUNE 30,        DECEMBER 31,
                                                                                            2000               1999
                                                                                         ----------        -----------
                                                                                         (UNAUDITED)
                                                       ASSETS
Current assets:
    Cash................................................................................ $   22,483        $    23,539
    Receivables, net....................................................................     78,419             84,885
    Inventories.........................................................................     74,247             76,769
    Prepaid expenses and other current assets...........................................     24,727             24,992
                                                                                         ----------        -----------
        Total current assets............................................................    199,876            210,185
                                                                                         ----------        -----------

Net investment in sales-type leases, less current portion...............................     24,412             24,407
Property, plant and equipment, net......................................................     65,106             68,480
Other non-current assets................................................................     25,924             23,745
Intangible assets, net..................................................................    267,289            273,909
                                                                                         ----------        -----------

                                                                                         $  582,607        $   600,726
                                                                                         ==========        ===========


                                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current portion of long-term debt................................................... $   18,147        $    13,769
    Accounts payable....................................................................     20,301             25,147
    Accrued expenses and other current liabilities......................................     39,100             43,326
                                                                                         ----------        -----------
        Total current liabilities.......................................................     77,548             82,242
                                                                                         ----------        -----------
Long-term debt..........................................................................    371,503            382,678
Other non-current liabilities...........................................................     35,446             34,685
                                                                                         ----------        -----------
  Total non-current liabilities.........................................................    406,949            417,363
                                                                                         ----------        -----------

Contingent liabilities and commitments (Note 4)

Stockholder's equity:
    Common stock and capital in excess of par value, authorized 3,000 common shares at $.01 par value; 1,000 issued and outstanding
       at June 30, 2000 and December 31, 1999...........................................    203,684            203,684
    Accumulated deficit.................................................................    (99,248)           (98,250)
    Accumulated other comprehensive loss................................................     (6,326)            (4,313)
                                                                                         ----------        -----------
        Total stockholder's equity......................................................     98,110            101,121
                                                                                         ----------        -----------

                                                                                         $  582,607        $   600,726
                                                                                         ==========        ===========

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ALARIS MEDICAL SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------        ----------------------------
                                                              2000             1999               2000             1999
                                                          -----------      -----------        -----------      -----------
Sales   ...............................................   $    97,742      $    99,615        $   189,019      $   193,051
Cost of sales..........................................        53,469           54,963            102,183          100,597
                                                          -----------      -----------        -----------      -----------

Gross margin...........................................        44,273           44,652             86,836           92,454
                                                          -----------      -----------        -----------      -----------

Selling and marketing expenses.........................        18,244           19,168             37,717           39,085
General and administrative expenses....................         9,816           11,153             19,919           22,027
Research and development expenses......................         5,676            6,551             12,008           12,598
Restructuring and integration charges..................           535            1,339                535            3,438
                                                          -----------      -----------        -----------      -----------

    Total operating expenses...........................        34,271           38,211             70,179           77,148
                                                          -----------      -----------        -----------      -----------

Lease interest income..................................         1,323            1,019              2,453            2,080
                                                          -----------      -----------        -----------      -----------

    Income from operations.............................        11,325            7,460             19,110           17,386
                                                          -----------      -----------        -----------      -----------

Other income (expenses):
    Interest income....................................           266              439                489              761
    Interest expense...................................       (10,315)          (9,910)           (20,646)         (19,910)
    Other, net.........................................         2,472             (414)             1,142             (873)
                                                          -----------      -----------        -----------      -----------

Total other expense....................................        (7,577)          (9,885)           (19,015)         (20,022)
                                                          -----------      -----------        -----------      -----------

Income (loss) before income taxes......................         3,748           (2,425)                95           (2,636)
Provision for (benefit from) income taxes..............         1,860           (1,900)                60           (1,500)
                                                          -----------      -----------        -----------      -----------

Net income (loss)......................................   $     1,888      $      (525)       $        35      $    (1,136)
                                                          ===========      ===========        ===========      ===========

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ALARIS MEDICAL SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                          ------------------------------
                                                                                             2000                1999
                                                                                          ----------         -----------
Net cash provided by operating activities..............................................   $   17,085         $    39,417
                                                                                          ----------         -----------

Cash flows from investing activities:
    Net capital expenditures...........................................................       (7,945)            (16,417)
    Acquisition and license of technology..............................................       (1,065)             (1,250)
    Patents, trademarks and other......................................................         (603)               (603)
                                                                                          ----------         -----------

Net cash used in investing activities..................................................       (9,613)            (18,270)
                                                                                          ----------         -----------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease obligations.................       (6,780)             (9,349)
    Deferred financing costs...........................................................         (650)                  -
    Dividends to ALARIS Medical........................................................       (1,033)             (1,481)
                                                                                          ----------         -----------

Net cash used in financing activities..................................................       (8,463)            (10,830)
                                                                                          ----------         -----------

Effect of exchange rate changes on cash................................................          (65)               (124)
                                                                                          ----------         -----------

Net (decrease) increase in cash........................................................       (1,056)             10,193
Cash at beginning of period............................................................       23,539              29,468
                                                                                          ----------         -----------

Cash at end of period..................................................................   $   22,483         $    39,661
                                                                                          ==========         ===========

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ALARIS MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDER'S EQUITY (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                      ACCUMULATED
                                                    COMMON STOCK                         OTHER                      OTHER
                                                     AND CAPITAL                        COMPRE-       TOTAL        COMPRE-
                                               IN EXCESS OF PAR VALUE   ACCUMULATED     HENSIVE   STOCKHOLDER'S    HENSIVE
                                                SHARES      AMOUNT        DEFICIT        LOSS         EQUITY         LOSS
                                                ------     --------     ----------     --------     ---------      --------
Balance at December 31, 1999...................  1,000     $203,684     $  (98,250)    $ (4,313)    $ 101,121

Comprehensive loss
   Net income for the period...................                                 35                         35      $     35
   Equity adjustment from foreign currency
     translation...............................                                          (2,013)       (2,013)       (2,013)
                                                                                                                   --------
Comprehensive loss.............................                                                                    $ (1,978)
                                                                                                                   ========
Dividends to ALARIS Medical....................                             (1,033)                    (1,033)
                                                ------     --------     ----------     --------     ---------

Balance at June 30, 2000.......................  1,000     $203,684     $  (99,248)    $ (6,326)    $  98,110
                                                ======     ========     ==========     ========     =========

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ALARIS MEDICAL SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------


NOTE 1 -- BUSINESS AND STATEMENT OF ACCOUNTING POLICY

THE COMPANY:
ALARIS Medical Systems, Inc. ("ALARIS Medical Systems") operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories, as well as telemedicine, cardiovascular and pacemaker monitoring equipment. ALARIS Medical Systems was formed by the merger of IMED Corporation ("IMED") and IVAC Medical Systems, Inc. ("IVAC"), on November 26, 1996. ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. ("ALARIS Medical"), formerly Advanced Medical, Inc., was incorporated on October 14, 1988 under the laws of the state of Delaware. ALARIS Medical Systems and its subsidiaries are collectively referred to as the "Company."

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2000, and the results of its operations for three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NOTE 2 -- INVENTORIES

Inventories comprise the following:

                                                    JUNE 30,       DECEMBER 31,
                                                      2000             1999
                                                  -----------      -----------
    Raw materials...............................  $    32,713      $    34,960
    Work-in-process.............................        7,477            6,156
    Finished goods..............................       34,057           35,653
                                                  -----------      -----------

                                                  $    74,247      $    76,769
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

The table below presents information about reported segments for the:

Three months ended June 30,

                                         NORTH                                            SHARED
                                        AMERICA       INTERNATIONAL    INSTROMEDIX     SERVICES (A)       TOTAL
                                     -----------     --------------   ------------    -------------    -----------
2000
    Sales .........................  $    65,612     $    28,831      $     3,299     $         -      $    97,742
    Operating income (loss)........       11,214           4,136             (613)         (3,412)          11,325
    Adjusted EBITDA................       15,134           6,447             (138)           (998)          20,445

1999
    Sales .........................  $    67,255     $    28,985      $     3,375     $         -      $    99,615
    Operating income (loss)........        5,901           5,976              623          (5,040)           7,460
    Adjusted EBITDA................       12,740           7,368             (320)         (1,706)          18,082

Reconciliation of total segment adjusted EBITDA to consolidated loss before taxes:

                                                                                          2000             1999
                                                                                      -----------      -----------
ADJUSTED EBITDA
    Total adjusted EBITDA for reportable segments...................................  $    20,445      $    18,082
    Depreciation and amortization...................................................       (8,585)          (9,283)
    Interest, net...................................................................      (10,049)          (9,471)
    Restructuring and integration charges...........................................         (535)          (1,339)
    Other reconciling items.........................................................        2,472             (414)
                                                                                      -----------      -----------
       Consolidated income (loss) before income taxes...............................  $     3,748      $    (2,425)
                                                                                      ===========      ===========

Six months ended June 30,

                                         NORTH                                            SHARED
                                        AMERICA       INTERNATIONAL    INSTROMEDIX     SERVICES (A)       TOTAL
                                     -----------     --------------   ------------    -------------   ------------
2000
    Sales .........................  $   123,782     $    58,750      $     6,487     $         -      $   189,019
    Operating Income...............       18,484           8,824           (1,235)         (6,963)          19,110
    Adjusted EBITDA................       26,216          12,814             (288)         (2,152)          36,590

1999
    Sales .........................  $   124,590     $    61,048      $     7,413     $         -      $   193,051
    Operating Income...............       18,621          13,497           (5,619)         (9,113)          17,386
    Adjusted EBITDA................       25,387          16,339               24          (2,464)          39,286

(A) Shared services includes amortization of intangibles and certain legal, business development and executive costs.

Reconciliation of total segment adjusted EBITDA to consolidated loss before taxes:

                                                                                          2000             1999
                                                                                      -----------      -----------
ADJUSTED EBITDA
    Total adjusted EBITDA for reportable segments...................................  $    36,590      $    39,286
    Depreciation and amortization...................................................      (16,945)         (18,462)
    Interest, net...................................................................      (20,157)         (19,149)
    Restructuring and integration charges...........................................         (535)          (3,438)
    Other reconciling items.........................................................        1,142             (873)
                                                                                      -----------      -----------
       Consolidated income (loss) before income taxes...............................  $        95      $    (2,636)
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

In October 1999, the Company received a warning letter from the FDA related to earlier inspections of the San Diego based manufacturing facility. These FDA inspections noted several areas of non-compliance with FDA regulatory requirements for specific products manufactured in the San Diego facility. The letter stated that to resolve this matter, the Company would be required until October 2001 to submit to the FDA periodic certifications as to its state of compliance based on the outcome of inspections conducted by outside regulatory consultants employed by the Company for this purpose. In addition, product approvals, clearances and certificates for device exports, including renewals, would not be provided for specific products manufactured in the San Diego facility until the FDA is satisfied with the Company's corrective action. The FDA has informed the Company that the corrective action plan it submitted in response to the warning letter is adequate. In April 2000, as requested by the FDA, independent regulatory experts audited the Company's progress. Based on the audit, on April 29, 2000 the Company's president and chief executive officer, David L. Schlotterbeck, certified to the FDA that, to the best of his knowledge, the Company has initiated or completed all corrections called for in the report issued by the independent consultant. On July 10, 2000, the Company received correspondence from the FDA indicating that the certification adequately addresses the FDA's concerns and that product approvals, clearances and certificates for device exports will no longer be deferred. In addition, the FDA has reduced the frequency of the certifications by the Company from quarterly to annually. The corrective actions are subject to verification during future inspections.

Since 1995, the Company has on fourteen occasions initiated product recalls or issued safety alerts regarding its products regulated by the FDA. In each case this was done because the products were found not to meet the Company's specifications. Of the fourteen recalls, four are closed and notice to that effect has been received from the FDA. The Company has submitted to the FDA a request for closure related to eight of the recalls but has not received notice of closure from the FDA. The remaining two recalls are still active. Additionally, the Company has two active field corrections related to its products manufactured and sold outside the United States. None of the recalls or field corrections materially interfered with the Company's operations and all such affected product lines continued to be marketed by the Company, with the exception of the Model 599 Series infusion pump, for which the Company continues to sell administration sets and replacement parts only.

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

The Company sells a full range of products through a worldwide direct sales force consisting of over 250 sales persons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales by the Company's International business unit represented 29.5% and 31.1% of the Company's total sales for the three and six months ended June 30, 2000. For the six months ended June 30, 2000, the Company had sales of $189.0 million and Adjusted EBITDA of $36.6 million.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:

                                                          THREE MONTHS ENDED JUNE 30,   SIX  MONTHS ENDED JUNE 30,
                                                          --------------------------    --------------------------
                                                             2000           1999           2000            1999
                                                          ----------     -----------    -----------     ----------
Sales..................................................        100.0%          100.0%         100.0%         100.0%
Cost of sales..........................................         54.7            55.2           54.1           52.1
                                                          ----------     -----------    -----------      ---------
Gross margin...........................................         45.3            44.8           45.9           47.9

Selling and marketing expenses.........................         18.7            19.2           20.0           20.2
General and administrative expenses....................         10.0            11.1           10.4           11.4
Research and development expenses......................          5.8             6.6            6.4            6.5
Restructuring and integration charges..................          0.6             1.3            0.3            1.8
Lease interest income..................................          1.4             1.0            1.3            1.1
                                                          ----------     -----------    -----------     ----------
Income from operations.................................         11.6             7.6           10.1            9.1
Interest expense.......................................        (10.6)           (9.9)         (10.9)         (10.3)
Other, net.............................................          2.8               -            0.9           (0.1)
                                                          ----------     -----------    -----------     ----------
Income (loss) before income taxes......................          3.8            (2.3)           0.1           (1.3)
Provision for (benefit from) income taxes..............          1.9            (1.9)           0.1           (0.8)
                                                          ----------     -----------    -----------     ----------
Net income (loss)......................................          1.9%           (0.4%)          -   %         (0.5%)
                                                          ==========     ===========    ============    ==========
OTHER DATA:
     Adjusted EBITDA...................................         20.9%           18.2%          19.4%          20.4%

                                                          THREE MONTHS ENDED JUNE 30,     SIX  MONTHS ENDED JUNE 30,
                                                          ----------------------------    -------------------------
                                                              2000           1999           2000            1999
                                                          -----------    -----------    -----------     -----------
Adjusted EBITDA (1)....................................   $    20,445    $    18,082    $    36,590     $    39,286
Restructuring and integration charges..................          (535)        (1,339)          (535)         (3,438)
Depreciation and amortization (2)......................        (8,585)        (9,283)       (16,945)        (18,462)
Interest income........................................           266            439            489             761
Interest expense.......................................       (10,315)        (9,910)       (20,646)        (19,910)
Other, net.............................................         2,472           (414)         1,142            (873)
(Provision for) benefit from income taxes..............        (1,860)         1,900            (60)          1,500
                                                          -----------    -----------    -----------     -----------

Net income (loss)......................................   $     1,888    $      (525)   $        35     $    (1,136)
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

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                            ------------------------      ------------------------
                                                                2000           1999           2000          1999
                                                            ---------      ---------      ---------       --------
                                                                  (IN MILLIONS)                  (IN MILLIONS)
North America sales.......................................  $   65.6       $    67.3      $   123.8       $  124.6
International sales.......................................      28.8            29.0           58.7           61.0
Instromedix sales.........................................       3.3             3.4            6.5            7.4
                                                            --------       ---------      ---------       --------
     Total sales..........................................  $   97.7       $    99.7      $   189.0       $  193.0
                                                            ========       =========      =========       ========

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

SALES
Sales decreased $1.9 million, or 2%, for the quarter ended June 30, 2000 compared with the same quarter last year. North America sales decreased $1.6 million, or 2%, compared with the second quarter of 1999. An increase in North America drug infusion disposable administration set revenue approximately offset a decrease in sales of drug infusion instruments. A decrease versus prior year in patient monitoring equipment and service revenue accounted for $1.5 million of the North America revenue decline.

International sales decreased approximately $0.2 million, or 1%. This decrease in European sales was primarily the result of foreign currency exchange rate fluctuations. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999, translation of 2000 International sales were adversely impacted by $2.2 million. Using constant exchange rates, International sales increased approximately 7% compared with the second quarter of 1999.

Instromedix sales decreased $0.1 million during the quarter to $3.3 million compared with $3.4 million for the same quarter last year.

GROSS MARGIN
Gross margin decreased $0.4 million, or 1%, during the quarter ended June 30, 2000 compared with the same quarter last year. The gross margin percentage increased to 45.3% in the second quarter of 2000, from 44.8% in the second quarter of 1999. Prior year second quarter margins were adversely impacted by a $2.5 million one-time charge related to manufacturing issues. Second quarter 2000 costs of sales were negatively impacted by higher production costs due, in part, to lower than planned volumes in both the U.S. and UK manufacturing plants. These higher production costs, as well as the effect of a stronger U.S. dollar, served to reduce gross margins.

SELLING AND MARKETING EXPENSES
Selling and marketing expense decreased $0.9 million, or 5%, during the quarter ended June 30, 2000 compared with the same period in 1999 due to lower sales volume, reduced distribution costs and the effect of spending controls. Additionally, the 1999 results included costs of approximately $0.5 million that were not repeated in 2000 for management consulting fees associated with developing and validating product strategies. As a percentage of sales, selling and marketing expenses decreased to 18.7% for the second quarter of 2000 from 19.2% in the second quarter of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $1.3 million, or 12%, during the three months ended June 30, 2000 compared with the three months ended June 30, 1999. This decrease is primarily due to lower amortization expense in the current period resulting from intangible assets becoming fully amortized and from a write-off of certain Instromedix intangible assets during the fourth quarter of 1999. As a percent of sales, general and administrative expenses decreased to 10.0% in the second quarter of 2000 from 11.1% in the second quarter of 1999.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses decreased approximately $0.9 million, or 13%, during the three months ended June 30, 2000 compared with the three months ended June 30, 1999 as the second quarter of 1999 contained significant material costs for the development of prototype instruments that were not repeated in 2000.

RESTRUCTURING AND INTEGRATION CHARGES
Restructuring and integration charges decreased $0.8 million during the quarter ended June 30, 2000 compared with the same period in the prior year. The 2000 costs represent the first portion of previously announced restructuring activities the Company has initiated which are anticipated to total approximately $6.5 million this year. These actions are intended to save approximately $6 million per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant will be restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations will be matched to the mix of requirements resulting from current and future product line rationalization efforts. The restructuring charges taken during the current period were comprised of severance ($0.3 million), legal ($0.1 million) and project termination costs ($0.1 million).

The 1999 costs represent integration costs associated with the movement of the Company's Instromedix business from Portland, Oregon to San Diego. These activities were completed in 1999. In connection with these integration activities, the Company incurred $1.3 million in costs in the second quarter of 1999, including personnel relocation costs of $0.7 million, retention bonuses of $0.1 million, and $0.5 million in other related costs.

INCOME FROM OPERATIONS
Income from operations increased $3.9 million during the three months ended June 30, 2000 compared with the three months ended June 30, 1999 primarily due to reduced operating expenses in the current year and other activities discussed above.

ADJUSTED EBITDA
Adjusted EBITDA increased $2.4 million during the three months ended June 30, 2000 compared with the three months ended June 30, 1999. As a percentage of sales, Adjusted EBITDA increased from 18.2%, or $18.1 million, during the three months ended June 30, 1999 to 20.9%, or $20.4 million, during the three months ended June 30, 2000 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE
Interest expense increased $0.4 million, or 4%, during the three months ended June 30, 2000 compared with the three months ended June 30, 1999 due to higher interest rates in 2000 on the Company's outstanding debt. (See Liquidity and Capital Resources.)

OTHER INCOME (EXPENSE)
Other income (expense) increased to $2.5 million of income during the quarter ended June 30, 2000 compared with $0.4 million of expense for the same period in the prior year. The increase was primarily due to the favorable resolution of tradename disputes, which resulted in payments to ALARIS of approximately $2.8 million in the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

SALES
Sales decreased $4.0 million, or 2%, for the six months ended June 30, 2000 compared with the six months ended June 30, 1999. North America sales decreased $0.8 million, or 1%, compared with the six months ended June 30, 1999. North America drug infusion instrument revenue increased by approximately $1.9 million for the first six months of 2000, compared with the same period in the prior year. The increase in North America instrument sales was more than offset by a decrease in sales of drug infusion disposable administration sets, patient monitoring equipment and services revenue. Disposable set revenue was lower than a year ago in major markets worldwide. The Company estimates that about $3 million of its dedicated disposable sets were purchased in 1999 as safety stock in anticipation of possible Y2K problems at year-end. The Company believes that most of this inventory was worked off in the first quarter of 2000.

International sales decreased $2.3 million, or 4%, compared with 1999. Sales decreased approximately $3.5 million in the United Kingdom, the Company's largest international market. The Company believes the UK decrease was due in part to the Y2K disposables issue described above and in part to a limitation in governmental funds available for healthcare expenditures in the first quarter of 2000, which was the final quarter of the UK's fiscal year. Additionally, foreign currency rate changes had an adverse effect on International sales in the first six months of 2000. The majority of the Company's international sales are denominated in foreign currencies. Due to a stronger U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999, translation of 2000 International sales were adversely impacted by $3.8 million, or 6%. Using constant exchange rates, International sales increased 2%.

Instromedix sales decreased $0.9 million during the six months ended June 30, 2000 to $6.5 million compared with $7.4 million for the six months ended June 30, 1999.

GROSS MARGIN
Gross margin decreased $5.6 million, or 6.1%, during the six months ended June 30, 2000 compared with the six months ended June 30, 1999 due to lower sales and changes in product mix. The gross margin percentage decreased to 45.9% in the six months ended June 30, 2000, from 47.9% in the six months ended June 30, 1999. Contributing to the margin decrease in 2000 was the overall worldwide mix of increased instrument sales and lower disposables sales, lower international sales which typically carry higher margins than U.S. sales, as well as less favorable production costs in the six months ended June 30, 2000 compared with the six months ended June 30, 1999.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses decreased $1.4 million, or 4%, during the six months ended June 30, 2000 compared with the six months ended June 30, 1999 due to lower sales volume, reduced distribution costs and the effect of spending controls. Additionally, the 1999 results included costs of approximately $0.5 million that were not repeated in 2000 for management consulting fees associated with developing and validating product strategies. As a percentage of sales, selling and marketing expenses decreased to 20.0% for 2000 from 20.2% for 1999.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $2.1 million, or 10%, during the six months ended June 30, 2000 compared with the six months ended June 30, 1999. This decrease is primarily due to lower amortization expense in 2000 resulting both from intangible assets becoming fully amortized and from the write-off of certain Instromedix intangible assets during the fourth quarter of 1999. These decreases were partially offset by increased information technology costs for the Company's new International operating system implemented in late 1999.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses decreased approximately $0.6 million, or 5%, during the six months ended June 30, 2000 compared with the six months ended June 30, 1999 which contained significant material costs for the development of prototype instruments that were not repeated in 2000.

RESTRUCTURING AND INTEGRATION CHARGES
Restructuring and integration charges decreased $2.9 million during the six months ended June 30, 2000 compared with the same period in the prior year. The 2000 costs represent the first portion of previously announced restructuring activities the Company has initiated which are anticipated to total approximately $6.5 million this year. These actions are intended to save approximately $6 million per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant will be restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations will be matched to the mix of requirements resulting from current and future product line rationalization efforts. The restructuring charges taken during the current period were comprised of severance ($0.3 million), legal ($0.1 million) and project termination costs ($0.1 million).

The 1999 costs represent integration costs associated with the movement of the Company's Instromedix business from Portland, Oregon to San Diego. These activities were completed in 1999. In connection with these integration activities, the Company incurred $3.4 million in costs in 1999, including severance and related termination benefits of $1.1 million, retention bonuses of $0.3 million, personnel relocation costs of $0.7 million, asset dispositions of $0.5 million, lease termination costs of $0.3 million and $0.5 million in other related costs.

INCOME FROM OPERATIONS
Income from operations increased $1.7 million, or 10%, during the six months ended June 30, 2000 compared with the six months ended June 30, 1999 primarily due to lower operating expenses and the completion of the Instromedix integration in 1999. These savings were partially offset by lower gross margins in the current period discussed above.

ADJUSTED EBITDA
Adjusted EBITDA decreased $2.7 million during the six months ended June 30, 2000 compared with the six months ended June 30, 1999. As a percentage of sales, Adjusted EBITDA decreased from 20.4%, or $39.3 million, during the six months ended June 30, 1999 to 19.4%, or $36.6 million, during the six months ended June 30, 2000 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE
Interest expense increased $0.7 million, or 4%, during the six months ended June 30, 2000 compared with the six months ended June 30, 1999 primarily due to higher interest rates in 2000 on the Company's outstanding debt. (See Liquidity and Capital Resources.)

OTHER INCOME (EXPENSE)
Other income (expense) increased to $1.1 million of income during the six months ended June 30, 2000 compared with $0.9 million of expense for the same period in the prior year. The increase was primarily due to the favorable resolution of two tradename disputes, which resulted in payments to ALARIS of approximately $2.8 million in the second quarter of 2000. This increase was offset by foreign currency transaction losses resulting from the strengthening of the U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999.

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

The Company expects to continue to meet its short-term and long-term liquidity needs, including capital expenditure requirements, with cash flow from operations. In addition to operating expenses, the Company's primary future use of funds, on a short-term and long-term basis, will continue to be to fund capital expenditures and to pay debt service on outstanding indebtedness.

At June 30, 2000, the Company's outstanding indebtedness was $389.7 million, which includes $189.3 million of bank term debt under the Credit Facility, $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were issued in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the reporting period and until August of 2000, all borrowings under the Credit Facility were subject to interest rate risk. In June of 2000, the Company entered into an interest rate protection agreement on a $100 million notional amount at a three month eurodollar benchmark interest rate of 7.245%, covering the period of August 2000 through January 2002. The agreement effectively fixes the interest rate on approximately 54% of the outstanding Credit Facility term loan borrowings. As of August 2000, this resulted in a weighted average rate of 10.34% on all Credit Facility borrowings. At August 1, 2000, a 10% increase (approximately 1 percentage point) in the applicable interest rate would result in a $0.9 million annual increase in interest expense.

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

Annual principal amortization of the Company's indebtedness is $7.0 million for the remaining six months of 2000 and $22.1 million and $45.1 million for 2001 and 2002, respectively.

ALARIS Medical's 7 1/4% Convertible Debentures ("the Convertible Debentures") provide for semi-annual interest payments of approximately $0.6 million and mature on January 15, 2002. The Notes and the Credit Facility permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures and to make limited distributions to ALARIS Medical to fund operating expenses and to pay income taxes; provided that, with respect to the Credit Facility, there exists no default or event of default under the Credit Facility. The Credit Facility requires the Company, under most circumstances, to obtain consent from its bank group to allow ALARIS Medical to repay the Convertible Debentures at maturity. The Notes allow distributions to ALARIS Medical to fund the repayment of the Convertible Debentures at maturity if certain performance measures are met. Although there can be no assurances, the Company anticipates that its bank group will consent to, and its operating performance will meet the performance measures required to, fund the repayment of the Convertible Debentures at maturity.

During the six months ended June 30, 2000, the Company made cash payments of approximately $0.4 million related to Instromedix integration costs which were accrued at December 31, 1999. In June 1999, the Company consolidated the operations of Instromedix into its San Diego, California facilities. In connection with these relocation and integration activities, the Company incurred nonrecurring charges of approximately $4.6 million before related income tax benefits in 1999. Of this charge, approximately $0.2 million is accrued at June 30, 2000.

On July 7, 2000, the Company announced plans for restructuring activities which are anticipated to total approximately $6.5 million this year. These actions are intended to save approximately $6 million per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant will be restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations will be matched to the mix of requirements resulting from current and future product line rationalization efforts. Approximately $1 million of the total estimated restructuring charge will be non-cash. During the second quarter of 2000, the Company made cash payments of $0.5 million for the first portion of the restructuring charges. The majority of the restructuring charges are expected to be paid throughout the remainder of 2000.

The Company made capital expenditures of approximately $8 million during the six months ended June 30, 2000 and anticipates additional capital expenditures of approximately $15 million during the remainder of 2000.

In addition to routine capital expenditures, and in connection with prior acquisitions, the Company made significant expenditures for the acquisition of enterprise-wide information system software and hardware and the related design, testing and implementation. During the fiscal years 1996 through 1999 the Company made combined capital and operating expenditures of approximately $19.0 million related to the new enterprise-wide information system, and expenditures of $0.5 million for the six months ended June 30, 2000, which completed the remaining significant phases of the project.

The Company believes that, on both a short-term and long-term basis, based on current levels of performance, it will generate cash flow from operations, together with its existing cash, sufficient to fund its operations, make planned capital expenditures and make principal amortization and interest payments under the Credit Facility and interest payments on the 9 3/4% Notes. However, on a long-term basis, the Company may not generate sufficient cash flow from operations to repay the 9 3/4% Notes at maturity in the amount of $200.0 million. Accordingly, the Company may have to refinance the 9 3/4%

Notes at or prior to maturity or sell assets or raise equity capital to repay such debt. Based on current interest rates and debt outstanding as of June 30, 2000, over the next twelve months, the Company is required to make principal and interest payments under its Credit Facility in the amount of $37.2 million and interest payments on the Notes in the amount of $19.5 million. In addition, the Company's ability to fund its operations, to make planned capital expenditures and to make scheduled principal and interest payments will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

BACKLOG
The backlog of orders, believed to be firm, at June 30, 2000 and 1999 was $6.1 million and $6.3 million, respectively.

FOREIGN OPERATIONS
The Company has significant foreign operations and, as a result, is subject to various risks, including without limitation, foreign currency risks. The Company has not entered into foreign currency contracts for purposes of hedging or speculation. Due to changes in foreign currency exchange rates during 2000 and 1999, primarily a strengthening of the U.S. dollar, the Company's functional currency, against many European currencies, the Company recognized a foreign currency transaction loss of approximately $1.5 million and $0.5 million during the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, approximately 33% and 35% of the Company's sales and 32% and 28% of the Company's operating expenses were denominated in currencies other than the Company's functional currency, respectively. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency. As part of a comprehensive approach to risk management, the Company is presently evaluating alternatives to address this risk.

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

FORWARD-LOOKING STATEMENTS This report contains forward-looking statements as defined in the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties, including the effect of legislative and regulatory changes affecting the health care industry, the potential of increased levels of competition, technological changes, the dependence of the Company upon the success of new products and ongoing research and development efforts including obtaining regulatory approvals, restrictions contained in the instruments governing the Company's indebtedness, the significant leverage to which the Company is subject, and other matters referred to in this report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information is set forth under the subcaption "Liquidity and Capital Resources" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2.

                                   PART II
                             OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

See Note 4 to the Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.18    --     Change in Control Agreement dated April 20, 2000 between ALARIS
                Medical, Inc. and Hazel M. Aker

10.19    --     Amendment to ALARIS Medical, Inc.'s 1996 Stock Option Plan
                (incorporated by reference to the Company's Proxy Statement dated April 26, 2000).

10.20    --     Amendment to ALARIS Medical, Inc.'s Third Amended and Restated
                1990 Nonqualified Stock Option Plan for Non-Employee Directors
                (incorporated by reference to the Company's Proxy Statement dated April 26, 2000).

27       --     Financial Data Schedule



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


                                                   ALARIS MEDICAL SYSTEMS, INC.
                                                   ----------------------------
                                                                   (REGISTRANT)




Date:   August 10, 2000                        By:          /s/ WILLIAM C. BOPP
                                                  -----------------------------
                                                                William C. Bopp
                              Senior Vice President and Chief Financial Officer