Form 10-Q
period 2000-09-30
ALARIS MEDICAL SYSTEMS INC
filed 2000-11-09
CIK 1029069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


      (MARK ONE)
        |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended SEPTEMBER 30, 2000 or

        | | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to ___________


Commission File Number:                  333-18687
                       ----------------------------------------


                          ALARIS MEDICAL SYSTEMS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                 13-3800335
--------------------------------------       ---------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                   10221 Wateridge Circle, San Diego, CA 92121
------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

                                 (858) 458-7000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                                              ---       ---

On November 9, 2000, 1,000 shares of Registrant's Common Stock were outstanding.

                          ALARIS MEDICAL SYSTEMS, INC.
------------------------------------------------------------------------------

                                      INDEX


PART I.  FINANCIAL INFORMATION


                                                                                                                  Page
    Item 1 - Financial Information:

        Condensed consolidated balance sheet at
        September 30, 2000 and December 31, 1999..............................................................     3

        Condensed consolidated statement of operations for
        the three and nine months ended September 30, 2000 and 1999...........................................     4

        Condensed consolidated statement of cash flows for
        the nine months ended September 30, 2000 and 1999.....................................................     5

        Condensed consolidated statement of changes
        in stockholder's equity for the period from
        December 31, 1999 to September 30, 2000 ..............................................................     6

        Notes to the condensed consolidated financial statements..............................................     7

    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................................................    13

    Item 3 - Quantitative and Qualitative Disclosures About  Market Risk......................................    23

PART II. OTHER INFORMATION

    Item 1 - Legal Proceedings...............................................................................     24

    Item 6 - Exhibits and Reports on Form 8-K................................................................     25


                                   FORM 10 - Q
                                 PART 1 - ITEM 1
                              FINANCIAL INFORMATION

                          ALARIS MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       ASSETS
                                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                                             2000              1999
                                                                                         --------------   --------------
                                                                                         (Unaudited)
Current assets:
    Cash................................................................................ $   29,791        $    23,539
    Receivables, net....................................................................     77,431             84,885
    Inventories.........................................................................     68,346             76,769
    Prepaid expenses and other current assets...........................................     29,049             24,992
                                                                                         ----------        -----------
        Total current assets............................................................    204,617            210,185
                                                                                         ----------        -----------

Net investment in sales-type leases, less current portion...............................     24,693             24,407
Property, plant and equipment, net......................................................     61,392             68,480
Other non-current assets................................................................     25,224             23,745
Intangible assets, net..................................................................    251,220            273,909
                                                                                         ----------        -----------
                                                                                         $  567,146        $   600,726
                                                                                         ==========        ===========

                                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt................................................... $   18,098        $    13,769
    Accounts payable....................................................................     18,408             25,147
    Accrued expenses and other current liabilities......................................     59,228             43,326
                                                                                         ----------        -----------
        Total current liabilities.......................................................     95,734             82,242
                                                                                         ----------        -----------
Long-term debt..........................................................................    349,841            382,678
Other non-current liabilities...........................................................     30,327             34,685
                                                                                         ----------        -----------
  Total non-current liabilities.........................................................    380,168            417,363
                                                                                         ----------        -----------
Contingent liabilities and commitments (Note 6)
Stockholder's equity:
Common stock and capital in excess of par value, authorized 3,000 common shares at $.01 par value; 1,000 issued and outstanding
       at September 30, 2000 and December 31, 1999......................................    203,684            203,684
    Accumulated deficit.................................................................   (104,124)           (98,250)
    Accumulated other comprehensive loss................................................     (8,316)            (4,313)
                                                                                         ----------        -----------
        Total stockholder's equity......................................................     91,244            101,121
                                                                                         ----------        -----------
                                                                                         $  567,146        $   600,726
                                                                                         ==========        ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS.

                          ALARIS MEDICAL SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                   THREE MONTHS                         NINE MONTHS
                                                               ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                                2000             1999               2000             1999
                                                          -----------      -----------        -----------      --------------
Sales   ...............................................   $    92,687      $    91,211        $   275,088      $   276,491
Cost of sales..........................................        51,089           43,882            149,123          139,804
                                                          -----------      -----------        -----------      -----------
Gross margin...........................................        41,598           47,329            125,965          136,687
                                                          -----------      -----------        -----------      -----------
Selling and marketing expenses.........................        16,727           18,002             52,327           54,736
General and administrative expenses....................         9,040           10,375             28,334           30,408
Research and development expenses......................         4,911            4,511             15,899           16,138
Restructuring and other non-recurring charges..........         6,067            2,838              6,602            2,887
                                                          -----------      -----------        -----------      -----------
    Total operating expenses...........................        36,745           35,726            103,162          104,169
                                                          -----------      -----------        -----------      -----------
Lease interest income..................................         1,300            1,187              3,753            3,267
                                                          -----------      -----------        -----------      -----------
    Income from operations.............................         6,153           12,790             26,556           35,785
                                                          -----------      -----------        -----------      -----------
Other income (expenses):
    Interest income....................................           342              360                831            1,121
    Interest expense...................................       (10,922)          (9,956)           (31,559)         (29,831)
    Other, net.........................................        (1,503)              97               (361)            (793)
                                                          -----------      -----------        -----------      -----------
Total other expense....................................       (12,083)          (9,499)           (31,089)         (29,503)
                                                          -----------      -----------        -----------      -----------
(Loss) income before income taxes......................        (5,930)           3,291             (4,533)           6,282
(Benefit from) provision for income taxes..............          (530)           1,447                 50            2,198
                                                          -----------      -----------        -----------      -----------
(Loss) income from continuing operations...............        (5,400)           1,844             (4,583)           4,084
                                                          -----------      -----------        -----------      -----------
Discontinued operations:
    Loss from operations of discontinued Instromedix
       [net of applicable income tax benefits of ($351),
       ($747), ($872) and ($2,998), respectively]......          (526)          (1,121)            (1,308)          (4,497)
    Gain on disposal of Instromedix
       [net of applicable income tax expense of ($1,226)]       1,839                -              1,839                -
                                                          -----------      -----------        -----------      -----------
Total income (loss) from discontinued operations.......         1,313           (1,121)               531           (4,497)
                                                          -----------      -----------        -----------      -----------
Net (loss) income......................................   $    (4,087)     $       723        $    (4,052)     $      (413)
                                                          ===========      ===========        ===========      ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ALARIS MEDICAL SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             2000                1999
                                                                                          -----------        ------------
Net cash provided by operating activities..............................................   $   27,526         $    38,616
                                                                                          ----------         ------------
Cash flows from investing activities:
    Net capital expenditures...........................................................      (11,753)            (22,080)
    Net proceeds from sale of discontinued business....................................       24,202                   -
    Payments for licenses and distribution rights......................................       (1,940)             (3,031)
    Patents, trademarks and other......................................................         (718)               (942)
                                                                                          ----------         -----------
Net cash provided in (used in) investing activities....................................        9,791             (26,053)
                                                                                          ----------         -----------
Cash flows from financing activities:
    Principal payments on long-term debt and capital lease obligations.................      (28,489)            (17,543)
    Dividends to ALARIS Medical........................................................       (1,822)             (2,185)
    Deferred financing costs...........................................................         (650)
                                                                                          ----------         -----------
Net cash used in financing activities..................................................      (30,961)            (19,728)
                                                                                          ----------         -----------
Effect of exchange rate changes on cash................................................         (104)                (42)
                                                                                          -----------        -----------
Net increase (decrease) in cash........................................................        6,252              (7,207)
Cash at beginning of period............................................................       23,539              29,468
                                                                                          ----------         -----------
Cash at end of period..................................................................   $   29,791         $    22,261
                                                                                          ==========         ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ALARIS MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                         Accumulated
                                                    Common Stock                            Other                      Other
                                                     And Capital                           Compre-       Total        Compre-
                                                In Excess of Par Value    Accumulated      hensive   Stockholder's    hensive
                                                Shares         Amount       Deficit         Loss         Equity         Loss
                                                ------     ----------   -------------  -----------  --------------    -------
Balance at December 31, 1999...................  1,000     $203,684     $  (98,250)    $ (4,313)    $ 101,121
Comprehensive loss
   Net loss for the period.....................                             (4,052)                    (4,052)        $ (4,052)
   Equity adjustment from foreign currency
     translation...............................                                          (4,003)       (4,003)          (4,003)
                                                                                                                      --------
Comprehensive loss.............................                                                                      $  (8,055)
Dividends to ALARIS Medical....................                             (1,822)                    (1,822)       ==========
                                                ------     --------     ----------     --------     ---------
Balance at September 30, 2000..................  1,000     $203,684     $ (104,124)    $ (8,316)    $  91,244
                                                ======     ========     ==========     ========     =========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ALARIS MEDICAL SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1 -- BUSINESS AND STATEMENT OF ACCOUNTING POLICY

THE COMPANY:
ALARIS Medical Systems, Inc. ("ALARIS Medical Systems") operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories. ALARIS Medical Systems was formed by the merger of IMED Corporation ("IMED") and IVAC Medical Systems, Inc. ("IVAC"), on November 26, 1996 (the "Merger"). ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. ("ALARIS Medical"), formerly Advanced Medical, Inc., was incorporated on October 14, 1988 under the laws of the state of Delaware. ALARIS Medical Systems and its subsidiaries are collectively referred to as the "Company."

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2000, the results of its operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999.

RECLASSIFICATIONS:
Certain prior year period amounts have been reclassified to conform to the current period presentation. Due to the sale of the Instromedix division in the third quarter of 2000 (Note 2), the operating results of the Instromedix division have been reclassified to discontinued operations in the consolidated statements of operations. This reclassification affects the International business segment, since sales and expenses related to international sales of Instromedix products were historically included in the International business unit. All prior period segment information has been restated to exclude Instromedix results.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

DERIVATIVES:
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which the Company is required to adopt January 1, 2001. This statement will require the Company to record all derivatives on the balance sheet at fair value, and to record most changes to the value of derivatives in income as the change occurs. Upon adoption of FAS 133 all existing derivatives must be recognized on the balance sheet at fair value. Under FAS 133 reporting, the Company's interest rate swap will be presented at fair value on the balance sheet. At September 30, 2000 the fair value of the swap was negative $0.9 million, which would be presented as a non-current liability under FAS 133 with the initial offsetting charge included in other comprehensive income. As it relates to the swap, the adoption of FAS 133 will not have an impact on the results of operations of the Company. FAS 133 also has extensive disclosure requirements. (See Liquidity and Capital Resources.)

SHIPPING AND HANDLING FEES AND COSTS:
In July 2000, The Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a consensus that amounts billed to customers for shipping and handling costs should be included in sales. The classification of shipping and handling costs is considered an accounting policy decision that should be disclosed. If shipping and handling costs are significant and not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. The Company is required to apply the consensus beginning fourth quarter 2000. The Company has historically included most amounts billed to customers for shipping and handling as a reduction of selling and marketing expense where such expenses are included. The Company will not conform prior period financials due to lack of sufficient available data for earlier periods. However, in future periods, the Company will disclose both the current period shipping and handling revenues and the shipping and handling costs included in operating expense to facilitate comparability to prior periods. The Company estimates that shipping and handling charges currently being recorded as reduction of selling and marketing expense are approximately $500 per quarter. While this change will not have any net income effect, future periods sales and selling and marketing expense will both increase by equivalent amounts.

NOTE 2 - SALE OF INSTROMEDIX

On August 31, 2000, pursuant to an Asset Purchase Agreement dated as of August 17, 2000, the Company sold the assets and certain liabilities of its Instromedix division ("Instromedix") to Card Guard Technologies, Inc.
("Buyer") for $30,000 in cash ("the Sale").

The Asset Purchase Agreement and the other agreements executed in connection with the sale provide that the Company will assist Buyer in setting up a fully independent headquarters and manufacturing facility in San Diego, California. Pursuant to these agreements, $5,000 of the $30,000 purchase price was placed in escrow. The Company will receive such escrowed amounts upon completion of its obligations under the agreements. The agreement also entitles the Buyer to indemnification of up to $7,500 if the Company fails to meet its obligation under this agreement. The Company will recognize the gain associated with this contingent amount upon completion of its obligation under the agreement. During this transition period, the Company will continue to manufacture Instromedix products for Buyer. It is anticipated that the Company will complete these transition activities in the first quarter of 2001.

The total after tax gain to be recorded related to the Sale is estimated at approximately $5,100, with $1,839, or $.03 per share, recorded during the quarter ended September 30, 2000. The remainder of the gain will be recorded when the Company has completed its obligations under the Asset Purchase Agreement. The amount of gain to be recorded at such time is dependent upon the actual costs incurred by the Company to complete the transition activities and the amount actually received from the escrow.

Approximately $18,000 of the net cash proceeds from the Sale (after taxes and other estimated costs) was used to repay indebtedness under the ALARIS Medical Systems credit facility.

As a result of the Sale, the Company has restated its historically reported consolidated statements of operations to exclude the Instromedix results from continuing operations and report such operating results as discontinued operations. The gain on the sale and the Instromedix third quarter 2000 operating results through the sale date have also been reported as discontinued operations in the quarter ended September 30, 2000. For the quarters ended September 30, 2000 and 1999 Instromedix sales included in discontinued operations were $2,055 and $2,780, respectively. For the nine months ended September 30, 2000 and 1999 Instromedix sales included in discontinued operations were $8,672 and $10,551, respectively.

NOTE 3 -- RESTRUCTURING

On July 7, 2000, the Company announced plans for restructuring activities which are anticipated to total approximately $7.0 million this year. These actions are intended to save approximately $6 million per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant is being restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations are being matched to the mix of requirements resulting from current and future product line rationalization efforts.

During the nine months ended September 30, 2000 the Company recorded a charge of $6,602 included in restructuring and other non-recurring charges. Of this charge, approximately $4,800 related to employee termination benefits, $800 related to termination of a product distribution agreement (including $200 in legal expenses) and $1,000 to non-cash charges for fixed asset write-offs. The restructuring plans call for 154 manufacturing employees and 13 sales and administrative employees to be terminated. As of September 30, 2000, approximately $1,400 of employee termination costs have been paid to 74 employees. Additionally, approximately $300 has been paid for termination of a product distribution agreement and related legal costs year-to-date. The remaining restructuring accrual of $3,900 is comprised of approximately $3,400 for severance and related employee costs and $500 for termination of a product distribution agreement. The majority of the restructuring charges are expected to be paid throughout the remainder of 2000, with final activities and payments completed during the first quarter of 2001.

NOTE 4 -- INVENTORIES


Inventories comprise the following:                                                September 30,     December 31,
                                                                                       2000             1999
                                                                                    -----------      -----------
    Raw materials.................................................................  $    28,863      $    34,960
    Work-in-process...............................................................        7,695            6,156
    Finished goods................................................................       31,788           35,653
                                                                                    -----------      -----------
                                                                                    $    68,346      $    76,769
                                                                                    ===========      ===========

NOTE 5 -- SEGMENT INFORMATION

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

The table below presents information about reported segments for continuing operations for the:

Three months ended September 30,


                                                          North                           Shared
                                                         America      International      Services         Total
                                                     ------------     -------------   ------------     -----------
2000
    Sales .........................................  $    64,221      $    28,466     $         -      $    92,687
    Operating income (loss) from
      continuing operations........................        7,807            1,549          (3,203)           6,153
    Adjusted EBITDA................................       15,751            5,512            (700)          20,563

1999
    Sales .........................................  $    62,804      $    28,407     $         -      $    91,211
    Operating income (loss) from
      continuing operations........................       16,118            5,421          (8,749)          12,790
    Adjusted EBITDA................................       19,534            7,091          (2,577)          24,048

Reconciliation of total segment adjusted EBITDA to consolidated loss from continuing operations before taxes:


                                                                                            2000             1999
                                                                                      -----------      -----------
ADJUSTED EBITDA
    Total adjusted EBITDA for reportable segments...................................  $    20,563      $    24,048
    Depreciation and amortization...................................................       (8,343)          (8,420)
    Interest, net...................................................................      (10,580)          (9,596)
    Restructuring and other non-recurring charges...................................       (6,067)          (2,838)
    Other reconciling items.........................................................       (1,503)              97
                                                                                      -----------      -----------
       Consolidated loss from continuing operations
         before income taxes........................................................  $    (5,930)     $    (3,291)
                                                                                      ===========      ===========

Nine months ended September 30,


                                                          North                           Shared
                                                         America      International      Services           Total
                                                     -----------      -------------   -----------      -----------
2000
    Sales .........................................  $   188,003      $    87,085     $         -      $   275,088
    Operating income (loss) from
       continuing operations.......................       26,292           10,429         (10,165)          26,556
    Adjusted EBITDA................................       41,969           18,382          (2,852)          57,499

1999
    Sales .........................................  $   187,395      $    89,096     $         -      $   276,491
    Operating income (loss) from
       continuing operations.......................       34,738           18,908         (17,861)          35,785
    Adjusted EBITDA................................       44,919           23,420          (5,040)          63,299


Reconciliation of total segment adjusted EBITDA to consolidated (loss) income from continuing operations before taxes:


                                                                                            2000             1999
                                                                                      -----------      -----------
ADJUSTED EBITDA
    Total adjusted EBITDA for reportable segments...................................  $    57,499      $    63,299
    Depreciation and amortization...................................................      (24,341)         (24,627)
    Interest, net...................................................................      (30,728)         (28,710)
    Restructuring and other non-recurring charges...................................       (6,602)          (2,887)
    Other reconciling items.........................................................         (361)            (793)
                                                                                      -----------      -----------
       Consolidated (loss) income from continuing operations
         before income taxes........................................................  $    (4,533)     $     6,282
                                                                                      ===========      ===========

NOTE 6 -- CONTINGENCIES AND LITIGATION

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

In October 1999, the Company received a warning letter from the FDA related to earlier inspections of the San Diego based manufacturing facility. The letter stated that, the Company would be required to submit to the FDA periodic certifications as to its state of compliance based on the outcome of inspections conducted by outside regulatory consultants employed by the Company. On April 29, 2000 the Company's president and chief executive officer, David L. Schlotterbeck, certified to the FDA that, to the best of his knowledge, the Company has initiated or completed all corrections called for in the report issued by the independent consultant. On July 10, 2000, the Company received correspondence from the FDA indicating that the certification adequately addresses the FDA's concerns. In this connection, in August 2000 the FDA completed an inspection of the Company's San Diego based manufacturing facility. The Company will submit one additional certification to the FDA in April 2001.

Since 1995, the Company has on fourteen occasions initiated product recalls or issued safety alerts regarding its products regulated by the FDA. In each case this was done because the products were found not to meet the Company's specifications. Of the fourteen recalls, four are closed and notice to that effect has been received from the FDA. The Company has submitted to the FDA a request for closure related to nine of the recalls but has not received notice of closure from the FDA. There is one remaining active recall. Additionally, the Company has two active field corrections related to its products manufactured and sold outside the United States. None of the recalls or field corrections materially interfered with the Company's operations and all such affected product lines continued to be marketed by the Company, with the exception of one of the two international field corrections and the Model 599 Series infusion pump, for which the Company continues to sell administration sets and replacement parts only.

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

                                 PART I - ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). The Company is also a leader in the international infusion systems market. Based on historical pump placements, the Company believes it has a number one or two market position in seven Western European countries, the number three market position in three countries, the largest installed base of infusion pumps in Australia and Canada and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver one or more fluids, primarily pharmaceuticals or nutritionals, to patients, consist of single and multi-channel infusion pumps and dedicated and non-dedicated disposable administration sets (i.e., plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse, pulse oximetry and blood pressure, with the largest installed base of hospital thermometry systems in the United States.

The Company sells a full range of products through a worldwide direct sales force consisting of over 250 sales persons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales by the Company's International business unit represented 30.7% and 31.7% of the Company's total sales for the three and nine months ended September 30, 2000. For the nine months ended September 30, 2000, the Company had sales of $275.1 million and Adjusted EBITDA of $57.5 million.

In recent years, the Company's results of operations have been affected by the cost containment pressures applicable to health care providers. Notwithstanding this, unit sales volume of the Company's disposable administration sets increased in every year since 1993. However, uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of products and compression on gross margins. The U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical products. The Company's profitability is affected by the increasing use of Group Purchasing Organizations ("GPOs") which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which insure compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. The Company expects that such GPOs will become increasingly more common and may have an adverse effect on the Company's future profitability. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery could affect the Company's future results of operations. It is impossible to predict the extent to which the Company may be affected by any such change in legislation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:


                                                                 Three Months                   Nine  Months
                                                              Ended September 30,           Ended September 30,
                                                          --------------------------    ---------------------------
                                                              2000           1999           2000           1999
                                                          ----------     -----------    -----------     -----------
Sales..................................................        100.0%          100.0%         100.0%         100.0%
Cost of sales..........................................         55.1            48.1           54.2           50.6
                                                          ----------     -----------    -----------     ----------
Gross margin...........................................         44.9            51.9           45.8           49.4

Selling and marketing expenses.........................         18.1            19.7           19.0           19.8
General and administrative expenses....................          9.8            11.4           10.3           11.0
Research and development expenses......................          5.3             4.9            5.8            5.8
Restructuring and other non-recurring charges..........          6.5             3.1            2.4            1.0
Lease interest income..................................          1.4             1.3            1.4            1.2
                                                          ----------     -----------    -----------     ----------
Income from operations.................................          6.6            14.1            9.7           13.0
Interest expense.......................................        (11.4)          (10.5)         (11.2)         (10.4)
Other, net.............................................         (1.6)            0.1           (0.1)          (0.3)
                                                          ----------     -----------    -----------     ----------
(Loss) income from continuing operations
   before income taxes.................................         (6.4)            3.7           (1.6)           2.3
(Benefit from) provision for income taxes
   from continuing operations..........................         (0.6)            1.6            0.0            0.8
                                                          ----------     -----------    -----------     ----------
(Loss) income from continuing operations...............         (5.8)            2.1           (1.6)           1.5
Loss from discontinued operations
  (net of tax).........................................         (0.6)           (1.2)          (0.5)          (1.6)
Gain on disposal of discontinued operations
  (net of tax).........................................          2.0             -              0.6              -
                                                          ----------     -----------    -----------     ----------
Net (loss) income......................................         (4.4)%           0.9%          (1.5)%         (0.1)%

OTHER DATA:
     Adjusted EBITDA...................................         22.2%           26.4%          20.9%          22.9%
                                                          ==========     ===========    ===========     ==========



                                                                 Three Months                   Nine  Months
                                                              Ended September 30,           Ended September 30,
                                                          --------------------------    ---------------------------
                                                                 2000           1999           2000         1999
                                                          ----------     -----------    -----------     -----------
Adjusted EBITDA (1)....................................   $    20,563    $    24,048    $    57,499     $    63,299
Restructuring and other non-recurring charges..........        (6,067)        (2,838)        (6,602)         (2,887)
Depreciation and amortization (2)......................        (8,343)        (8,420)       (24,341)        (24,627)
Interest income........................................           342            360            831           1,121
Interest expense.......................................       (10,922)        (9,956)       (31,559)        (29,831)
Other, net.............................................        (1,503)            97           (361)           (793)
Benefit from (provision for) income taxes
  from continuing operations...........................           530         (1,447)           (50)         (2,198)
Loss from discontinued operations
  (net of tax).........................................          (526)        (1,121)        (1,308)         (4,497)
Gain on disposal of discontinued operations
  (net of tax).........................................         1,839              -          1,839               -
                                                          -----------    -----------    -----------     -----------
Net (loss) income......................................   $    (4,087)   $       723    $    (4,052)    $      (413)
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

The Company's sales results are reported consistent with the Company's two strategic business units: North America and International. The following table summarizes sales to customers by each business unit.


                                                                 Three Months                   Nine  Months
                                                              Ended September 30,           Ended September 30,
                                                          --------------------------    ---------------------------
                                                             2000           1999            2000            1999
                                                          ----------     -----------    -----------     -----------
                                                                 (in millions)                   (in millions)

North America sales.......................................  $   64.2       $    62.8      $   188.0       $  187.4
International sales.......................................      28.5            28.4           87.1           89.1
                                                            --------       ---------      ---------       --------
     Total sales..........................................  $   92.7       $    91.2      $   275.1       $  276.5
                                                            ========       =========      =========       ========

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

PRIOR PERIOD INFORMATION HAS BEEN RESTATED TO CONFORM TO THE CURRENT YEAR PRESENTATION WHICH REFLECTS INSTROMEDIX AS A DISCONTINUED OPERATION.

SALES
Sales increased $1.5 million, or 2%, for the quarter ended September 30, 2000 compared with the same quarter last year. North America sales increased $1.4 million, or 2%, compared with the third quarter of 1999 due to an increase in drug infusion instrument revenue. International sales increased approximately $0.1 million over the same period in the prior year. An increase of $1.8 million in International instrument revenue was partially offset by lower disposables and service revenue. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999, translation of 2000 International sales were adversely impacted by $2.8 million. Using constant exchange rates, International sales increased approximately 10% compared with the third quarter of 1999, driven primarily by unit growth in both syringe pumps and large volume pumps, especially in the U.K. market.

GROSS MARGIN
Gross margin decreased $5.7 million, or 12%, during the quarter ended September 30, 2000 compared with the same quarter last year. The gross margin percentage decreased to 44.9% in the third quarter of 2000, from 51.9% in the third quarter of 1999. Third quarter 2000 costs of sales were negatively impacted by product mix, higher production and service costs, and lower average selling prices on International products, particularly in France and Germany. These higher costs, as well as the effect of a stronger U.S. dollar, reduced gross margins.

SELLING AND MARKETING EXPENSES Selling and marketing expense decreased $1.3 million, or 7%, during the quarter ended September 30, 2000 compared with the same period in 1999 due to the favorable effect on international expenses of a strong U.S. dollar as well as $1.2 million in management consulting fees incurred in the third quarter of 1999 associated with developing and validating product strategies. As a percentage of sales, selling and marketing expenses decreased to 18.1% for the third quarter of 2000 from 19.7% in the third quarter of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $1.3 million, or 13%, during the three months ended September 30, 2000 compared with the three months ended September 30, 1999. This decrease is primarily due to lower amortization expense in the current period resulting from intangible assets becoming fully amortized and lower legal fees compared with prior period. As a percent of sales, general and administrative expenses decreased to 9.8% in the third quarter of 2000 from 11.4% in the third quarter of 1999.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased approximately $0.4 million, or 9%, during the three months ended September 30, 2000 compared with the three months ended September 30, 1999 due to increased personnel costs and higher consulting and project spending associated with an increased focus on new product development.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES
Restructuring and other non-recurring charges increased $3.2 million during the quarter ended September 30, 2000 compared with the same period in the prior year. The 2000 costs represent the previously announced restructuring activities the Company has initiated. These costs are anticipated to total approximately $7.0 million this year. These actions are intended to save approximately $6 million per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant is being restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations are being matched to the mix of requirements resulting from current and future product line rationalization efforts. The $6.1 million in restructuring and other non-recurring charges taken during the current period were comprised of severance ($4.5 million), fixed asset write-offs ($1.0 million), termination of a product distribution agreement ($0.5 million) and legal ($0.1 million).

Third quarter 1999 charges of $2.8 million related to two patent license agreements for patent infringement lawsuits.

INCOME FROM CONTINUING OPERATIONS
Income from operations decreased $6.6 million during the three months ended September 30, 2000 compared with the three months ended September 30, 1999 primarily due to lower gross margins, current year restructuring charges and other activities discussed above.

DISCONTINUED OPERATIONS
During the third quarter of 2000, the Company sold its Instromedix division to Card Guard Technologies, Inc., resulting in a gain of $1.8 million, net of applicable taxes. Third quarter 2000 operating losses of $0.5 (net of tax) for the Instromedix division are included in discontinued operations. (Note 2)

ADJUSTED EBITDA
Adjusted EBITDA decreased $3.5 million during the three months ended September 30, 2000 compared with the three months ended September 30, 1999. As a percentage of sales, Adjusted EBITDA decreased from 26.4%, or $24.0 million, during the three months ended September 30, 1999 to 22.2%, or $20.6 million, during the three months ended September 30, 2000 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE
Interest expense increased $1.0 million, or 10%, during the three months ended September 30, 2000 compared with the three months ended September 30, 1999 due to higher interest rates in 2000 on the

Company's other outstanding debt. Additionally, in conjunction with an $18.1 million debt repayment following the sale of Instromedix, the Company recorded a corresponding reduction of debt issuance costs, resulting in a $0.4 million interest expense charge in the third quarter of 2000. (See Note 2 and Liquidity and Capital Resources.)

OTHER EXPENSE
Other expense increased $1.6 million during the quarter ended September 30, 2000 compared with the same period in the prior year due to the unfavorable foreign currency transaction losses resulting from the strengthening of the U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

PRIOR PERIOD INFORMATION HAS BEEN RESTATED TO CONFORM TO THE CURRENT YEAR PRESENTATION WHICH REFLECTS INSTROMEDIX AS A DISCONTINUED OPERATION.

SALES
Sales decreased $1.4 million, or 1%, for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. North America sales increased $0.6 million compared with the nine months ended September 30, 1999 primarily in drug infusion instrument revenue. A $4.0 million increase in North America instrument sales was partially offset by a decrease in sales of drug infusion disposable administration sets, patient monitoring equipment and services revenue. Disposable set revenue was lower than a year ago in major markets worldwide.

International sales decreased $2.0 million, or 2%, compared with 1999. Increased instrument sales of $0.2 million were more than offset by decreases in disposables, patient monitoring and service revenues, due largely to lower translation of these foreign currency denominated sales. Foreign currency rate changes had an adverse effect on International sales in the first nine months of 2000. The majority of the Company's international sales are denominated in foreign currencies. Due to a stronger U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999, translation of 2000 International sales were adversely impacted by $6.3 million, or 7%. Using constant exchange rates, International sales increased 5%, driven primarily by unit growth in syringe pumps and large volume pumps.

GROSS MARGIN
Gross margin decreased $10.7 million, or 8%, during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 due to lower sales, changes in product mix and unfavorable manufacturing variances. The gross margin percentage decreased to 45.8% in the nine months ended September 30, 2000, from 49.4% in the nine months ended September 30, 1999. Contributing to the margin decrease in 2000 was the overall worldwide mix of increased instrument sales and lower disposables sales, lower international sales which typically carry higher margins than U.S. sales, a stronger U.S. dollar, as well as less favorable production costs in the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses decreased $2.4 million, or 4%, during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 due to lower International sales volume, the favorable effect on international expenses of a strong U.S. dollar. Additionally, the 1999 results included costs of approximately $1.7 million that were not repeated in 2000 for management consulting fees associated with developing and validating product strategies. As a percentage of sales, selling and marketing expenses decreased to 19.0% for 2000 from 19.8% for 1999.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $2.1 million, or 7%, during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. This decrease is primarily due to lower amortization expense in 2000 resulting from intangible assets becoming fully amortized. These decreases were partially offset by increased information technology costs for the Company's new International operating system implemented in late 1999. As a percentage of sales, general and administrative expenses decreased to 10.3% from 11.0% in the prior year period.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses decreased approximately $0.2 million, or 2%, during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 which contained consulting and material costs for the development of prototype instruments that were not as significant in 2000.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES
Restructuring and other non-recurring charges increased $3.7 million during the nine months ended September 30, 2000 compared with the same period in the prior year. The 2000 costs represent the previously announced restructuring activities the Company has initiated which are anticipated to total approximately $7.0 million this year. These actions are intended to save approximately $6 million per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant is being restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations are being matched to the mix of requirements resulting from current and future product line rationalization efforts. The restructuring and other non-recurring charges of $6.6 million taken during the current period were comprised of severance ($4.8 million), fixed asset write-offs ($1.0 million), termination of a product distribution agreement ($0.6 million) and legal ($0.2 million).

The 1999 charges of $2.9 million related primarily to two patent license agreements for patent infringement lawsuits.

INCOME FROM CONTINUING OPERATIONS
Income from operations decreased $9.2 million, or 26%, during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 primarily due to lower sales and gross margins and restructuring charges, which were partially offset by lower operating spending.

DISCONTINUED OPERATIONS
During the third quarter of 2000, the Company sold its Instromedix division to Card Guard Technologies, Inc., resulting in a gain of $1.8 million, net of applicable taxes. For the nine months ended September 30, 2000, operating losses of $1.3 million (net of tax) for the Instromedix division are included in discontinued operations. (Note 2)

ADJUSTED EBITDA
Adjusted EBITDA decreased $5.8 million during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. As a percentage of sales, Adjusted EBITDA decreased from 22.9%, or $63.3 million, during the nine months ended September 30, 1999 to 20.9%, or $57.5 million, during the nine months ended September 30, 2000 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring, non-cash purchase accounting charges and depreciation and amortization.
Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE
Interest expense increased $1.7 million, or 6%, during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 primarily due to higher interest rates in 2000 on the Company's other outstanding debt. Additionally, in conjunction with an $18.1 million debt repayment following the sale of Instromedix, the Company recorded a corresponding reduction of debt issuance costs, resulting in a $0.4 million interest expense charge in the current period. (See Note 2 and Liquidity and Capital Resources.)

OTHER EXPENSE
Other expense decreased $0.4 million during the nine months ended September 30, 2000 compared with the same period in the prior year. In the second quarter of 2000, the favorable resolution of two tradename disputes resulted in payments to ALARIS of approximately $2.8 million. This income in 2000 was partially offset by increases of $2.3 million in foreign currency transaction losses resulting from the strengthening of the U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999.

LIQUIDITY AND CAPITAL RESOURCES

Management currently believes that sufficient cash will be available through ALARIS Medical Systems, based upon current operations, to satisfy debt service and other corporate expenses of ALARIS Medical during the next twelve months. In November 1996, ALARIS Medical Systems entered into a bank credit facility consisting of term loans and a revolving credit facility (the "Credit Facility"). The Credit Facility permits ALARIS Medical Systems to transfer to ALARIS Medical up to $1.5 million annually to fund ALARIS Medical's operating expenses and additional amounts sufficient to meet interest payment requirements.

The Company expects to continue to meet its liquidity needs during the next twelve months, including capital expenditure requirements, with cash flow from operations of ALARIS Medical Systems. The Company's primary future use of funds will continue to be to fund operating expenses, including planned expenditures for new research and development programs, capital expenditures and to pay debt service on outstanding indebtedness.

At September 30, 2000, the Company's outstanding indebtedness was $367.9 million, which includes $167.8 million of bank term debt under the Credit Facility and $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were issued in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. From February 2000 until August of 2000, all borrowings under the Credit Facility were subject to interest rate risk. Effective August
2000, the Company entered into an interest rate protection agreement on a $100 million notional amount at a three month eurodollar benchmark interest rate of 7.245%, covering the period of August 2000 through January 2002. The agreement effectively fixes the interest rate on approximately 60% of the outstanding Credit Facility term loan borrowings. As of September 2000, this resulted in a weighted average rate of 10.05% on all Credit Facility borrowings. At September 30, 2000, a one percentage point increase in the applicable interest rate would result in a $0.7 million annual increase in interest expense.

ALARIS Medical's 7 1/4% Convertible Debentures (the "Convertible Debentures") provide for semi-annual intereST payments of approximately $0.6 million and mature on January 15, 2002. The Notes and the Credit Facility permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures and to make limited distributions to ALARIS Medical to fund operating expenses and to pay income taxes; provided that, with respect to the Credit Facility, there exists no default or event of default under the Credit Facility. The Credit Facility requires the Company to meet certain performance measures and, under most circumstances, to obtain consent from its bank group to allow ALARIS Medical to repay the Convertible Debentures at maturity. The Notes allow distributions to ALARIS Medical to fund the repayment of the Convertible Debentures at maturity if certain performance measures are met. The Company may not receive its bank group's consent to, and anticipates that its operating performance will not meet the performance measures required to, repay the Convertible Debentures at maturity. In order to avoid causing default on the Company's other indebtedness which could have a material adverse effect on the Company, the Company is exploring alternatives to satisfy or revise its obligations under the Convertible Debentures. However, there can be no assurances that the Company will be successful in implementing any alternatives that will satisfy or revise these obligations at or prior to maturity.

As a result of the Company's significant indebtedness, the Company expects to incur significant interest expense in future periods. The Company believes that its existing cash and cash provided by operations will be sufficient to meet its interest and principal payment obligations for the next twelve months. Based on current interest rates and debt outstanding as of September 30, 2000, over the next twelve months, the Company is required to make principal and interest payments under its Credit Facility and its related interest rate protection agreement in the amount of $34.0 million and interest payments on the 9 3/4% Notes in the amount of $19.5 million.

Annual principal amortization of the Company's indebtedness is $3.1 million for the remaining three months of 2000 and $19.9 million and $26.1 million for 2001 and 2002, respectively.

In July 1998, ALARIS Medical issued $189.0 million (face value) of 11 1/8% senior discount notes ("Senior Discount Notes"). Approximately $81.7 million of net proceeds were contributed to the capital of ALARIS Medical Systems. Interest accruing on the original issue amount of $109.9 million of Senior Discount Notes is added to the outstanding principal balance through July 31, 2003. Interest accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. While ALARIS Medical Systems is not a party to the Senior Discount Notes, ALARIS Medical is dependent upon cash flow from ALARIS Medical Systems to meet all of its obligations. On a long-term basis, the Company may not generate sufficient cash flow from operations to repay the 9 3/4% Notes at maturity in the amount of $200.0 million or make payments to ALARIS Medical. Accordingly, the Company may have to refinance the 9 3/4% Notes, and ALARIS Medical may have to refinance the Senior Discount Notes at or prior to maturity or sell assets or raise equity capital to repay such debt. The Company is exploring alternatives to better position it to satisfy the obligations under the debt agreement. However, there can be no assurances that the Company will be successful in these efforts.

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

On July 7, 2000, the Company announced plans for restructuring activities which are anticipated to total approximately $7.0 million this year. These actions are intended to save approximately $6 million per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant is being restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations are being matched to the mix of requirements resulting from current and future product line rationalization efforts. Approximately $1.0 million of the total estimated restructuring charge will be non-cash. During the first nine months of 2000, the Company made cash payments of $1.7 million for the first portion of the restructuring charges. The majority of the restructuring charges are expected to be paid throughout the remainder of 2000. At September 30, 2000, $3.9 million is accrued for restructuring costs.

In August 2000, in connection with the sale of Instromedix, the Company made a payment of $18.1 million under the Credit Facility, reducing the outstanding balance to $167.8 million from $185.9 million. The Company made capital expenditures of approximately $11.8 million during the nine months ended September 30, 2000 and anticipates additional capital expenditures of approximately $5 million during the remainder of 2000.

BACKLOG
The backlog of orders was estimated to be $7.7 million at September 30, 2000 and was $6.9 million at September 30, 1999, respectively.

FOREIGN OPERATIONS
The Company has significant foreign operations and, as a result, is subject to various risks, including without limitation, foreign currency risks. The Company has not entered into foreign currency contracts for purposes of hedging or speculation. Due to changes in foreign currency exchange rates during 2000 and 1999, primarily a strengthening of the U.S. dollar, the Company's functional currency, against many European currencies, the Company recognized a foreign currency transaction loss of approximately $3.0 million and $0.4 million during the nine months ended September 30, 2000 and 1999, respectively. In addition, during the nine months ended September 30, 2000 the Company recorded $4.0 million of foreign currency translation adjustments in equity as a component of other comprehensive loss. For the nine months ended September 30, 2000 and 1999, approximately 34% and 34% of the Company's sales and 30% and 29% of the Company's operating expenses were denominated in currencies other than the Company's functional currency, respectively. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency. As part of a comprehensive approach to risk management, the Company is presently evaluating alternatives to address this risk.

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

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements as defined in the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties, including restrictions contained in the instruments governing the Company's indebtedness, the significant leverage to which the Company is subject, the effect of change in foreign currency exchange rates, the effect of legislative and regulatory changes affecting the health care industry, the potential of increased levels of competition and technological changes, the dependence of the Company upon the success of new products and ongoing research and development efforts including obtaining regulatory approvals, and other matters referred to in this report.

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

                                  -----------------------------------------


(b)   Reports on Form 8-K

During the quarter ended September 30, 2000 the Company filed a report on Form 8-K dated September 15, 2000. This report contained information and pro forma financial statements related to the sale of the Instromedix division to Card Guard Technologies, Inc.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ALARIS MEDICAL SYSTEMS, INC.
                                                   ---------------------------
                                                                  (REGISTRANT)

        Date:   November 9, 2000                By:      /s/ WILLIAM C. BOPP
                                                   ---------------------------
                                                               William C. Bopp
                                                   Senior Vice President and
                                                   Chief Financial Officer