Form 10-Q/A
period 2000-09-30
ALARIS MEDICAL SYSTEMS INC
filed 2000-12-04
CIK 1029069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q/A



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


The purpose of this form 10 Q/A is to amend Item 6 to add an exhibit as of September 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


10.21 Amendment No. 7 and Consent to the Bank Credit Agreement dated as of August 28, 2000, among ALARIS Medical, Inc., ALARIS Medical Systems, Inc., the financial institutions party to the Credit Agreement, Bankers Trust Company and Banque Paribas.



27        --     Financial Data Schedule      (Previously filed)


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


                                                   ALARIS MEDICAL SYSTEMS, INC.
                                                   ---------------------------
                                                                  (REGISTRANT)


        Date:   December 4, 2000                By:      /s/ WILLIAM C. BOPP
                                                   ---------------------------
                                                               William C. Bopp
                                                   Senior Vice President and
                                                   Chief Financial Officer