Form 10-Q
period 2001-03-31
ALARIS MEDICAL SYSTEMS INC
filed 2001-05-11
CIK 1029069

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 333-18687

ALARIS MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3800335 (I.R.S. Employer Identification No.)

10221 Wateridge Circle, San Diego, CA 92121
(Address of principal executive offices)       (Zip Code)

(858) 458-7000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On May 3, 2001 1,000 shares of Registrant's Common Stock were outstanding.

ALARIS MEDICAL SYSTEMS, INC.

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1—Financial Information:
Condensed consolidated balance sheet at March 31, 2001 and December 31, 2000	3
Condensed consolidated statement of operations for the three months ended March 31, 2001 and 2000	4
Condensed consolidated statement of cash flows for the three months ended March 31, 2001 and 2000	5
Condensed consolidated statement of changes in stockholder's equity for the period from December 31, 2000 to March 31, 2001	6
Notes to the condensed consolidated financial statements	7
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3—Quantitative and Qualitative Disclosures About Market Risk	21
PART II. OTHER INFORMATION
Item 1—Legal Proceedings	23
Item 6—Exhibits and Reports on Form 8-K	23

Form 10-Q

Part 1—Item 1
Financial Information

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

    (Dollar amounts in thousands, except per share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash	$49,980	$30,618
Receivables, net	70,519	79,786
Inventories	57,526	62,324
Prepaid expenses and other current assets	31,867	32,945

Total current assets	209,892	205,673
Net investment in sales-type leases, less current portion	26,905	25,920
Property, plant and equipment, net	56,911	59,988
Other non-current assets	24,009	24,546
Intangible assets, net	245,437	248,329

	$563,154	$564,456

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$22,902	$19,871
Accounts payable	23,046	22,052
Accrued expenses and other current liabilities	50,834	44,936

Total current liabilities	96,782	86,859

Long-term debt	336,810	344,905
Other non-current liabilities	37,674	37,636

Total non-current liabilities	374,484	382,541

Contingent liabilities and commitments (Note 9)
Common stock and other stockholder's equity:
Common stock and capital in excess of par value, authorized 3,000 common shares at $.01 par value; 1,000 issued and outstanding at March 31, 2001 and December 31, 2000	203,684	203,684
Accumulated deficit	(101,056)	(101,089)
Accumulated other comprehensive loss	(10,740)	(7,539)

Total stockholder's equity	91,888	95,056

	$563,154	$564,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2001	2000
Sales	$98,889	$88,568
Cost of sales	51,059	46,619

Gross margin	47,830	41,949

Selling and marketing expenses	18,694	18,983
General and administrative expenses	11,628	9,791
Research and development expenses	6,731	5,873
Restructuring and other non-recurring charges	5,743	—

Total operating expenses	42,796	34,647

Lease interest income	1,276	1,130

Income from operations	6,310	8,432

Other income (expenses):
Interest income	635	223
Interest expense	(9,639)	(10,326)
Other, net	(939)	(1,330)

Total other expense	(9,943)	(11,433)

Loss before income taxes	(3,633)	(3,001)
Benefit from income taxes	(800)	(1,542)

Net loss from continuing operations	(2,833)	(1,459)

Discontinued operations:
Loss from operations of discontinued business [net of applicable income tax benefits of $258]	—	(394)
Gain on disposal of business [net of applicable income tax expense of $2,492]	3,737	—

Total income (loss) from discontinued operations	3,737	(394)

Net income (loss)	$904	$(1,853)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2001	2000
Net cash provided by operating activities	$25,309	$8,587

Cash flows from investing activities:
Net capital expenditures	(2,637)	(3,930)
Patents, trademarks and other	(157)	(193)
Payments for product licenses and distribution rights	(625)	(1,065)
Net proceeds from sale of discontinued business	3,599	—

Net cash provided by (used in) investing activities	180	(5,188)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(5,058)	(3,287)
Deferred financing costs	—	(650)
Dividends to ALARIS Medical	(871)	(805)

Net cash used in financing activities	(5,929)	(4,742)

Effect of exchange rate changes on cash	(198)	(33)

Net increase (decrease) in cash	19,362	(1,376)
Cash at beginning of period	30,618	23,539

Cash at end of period	$49,980	$22,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDER'S EQUITY (Unaudited)

(Dollars in thousands)

	Common Stock And Capital In Excess Of Par Value
				Accumulated Other Comprehensive Loss
			Accumulated Deficit		Total Stockholder's Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2000	1,000	$203,684	$(101,089)	$(7,539)	$95,056
Comprehensive loss
Net income for the period			904		904	$904
Equity adjustment from foreign currency translation				(2,106)	(2,106)	(2,106)
Cumulative effect of adopting FAS 133				(959)	(959)	(959)
Effects of cash flow hedges included in Other comprehensive income (loss)				(136)	(136)	(136)

Comprehensive loss						$(2,297)

Dividends to ALARIS Medical			(871)		(871)

Balance at March 31, 2001	1,000	$203,684	$(101,056)	$(10,740)	$91,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands)

NOTE 1—BUSINESS AND STATEMENT OF ACCOUNTING POLICY

The Company:

    ALARIS Medical Systems, Inc. ("ALARIS Medical Systems") designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories. ALARIS Medical Systems was formed by the merger of two pioneers in infusion systems, IMED Corporation ("IMED") and IVAC Medical Systems, Inc. ("IVAC"), on November 26, 1996. ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. ("Holdings"), formerly Advanced Medical, Inc. was incorporated on October 14, 1988 under the laws of the State of Delaware. ALARIS Medical Systems and its subsidiaries are collectively referred to as the "Company."

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

    In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2001, the results of its operations for the three months ended March 31, 2001 and 2000, and its cash flows for the three months ended March 31, 2001 and 2000.

Use of estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Reclassifications:

    Certain prior year period amounts have been reclassified to conform to the current period presentation. Due to the sale of the Instromedix division in the third quarter of 2000, the operating results of the Instromedix division have been reclassified to discontinued operations in the condensed consolidated statements of operations. This reclassification also affects the International business segment, since sales and expenses related to international sales of Instromedix products were historically included in the International business unit. All prior period segment information has been restated to exclude Instromedix results.

Shipping and handling fees and costs:

    The Company records cost for shipping and handling revenue in selling and marketing expense. Shipping and handling costs for customer sales for the three months ended March 31, 2001 was $1,980. Shipping and handling costs for customer sales for prior year first quarter is not available.

NOTE 2—ADOPTION OF FAS 133 AND SIGNIFICANT ACCOUNTING POLICIES FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Adoption of FAS 133

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement requires the Company to record all derivatives on the balance sheet at fair value, and to record most changes to the value of derivatives in income as the change occurs. In accordance with the transition provisions of FAS 133, on January 1, 2001 the Company recorded a net-of-tax cumulative effect charge of $959 in accumulated other comprehensive income ("OCI") related to the fair value of an interest rate protection agreement ("swap").

Derivative Instruments and Hedging Activities

    The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk-management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results through a controlled program including the use of derivative financial instruments.

Foreign Currency

    The Company has significant foreign operations and, as a result, movements in foreign currency exchange rates pose a risk to the Company's operations and cash flows. During the quarter ended March 31, 2001, approximately 37% of the Company's revenues and 25% of the Company's operating expenses were denominated in currencies other than the U.S. dollar, the Company's functional currency.

    The Company began a foreign currency risk-management strategy in the first quarter of 2001 that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Under the program, the Company utilizes foreign currency option contracts to reduce the effect of foreign exchange rate fluctuations and plans, in future periods, to enter into foreign currency forward contracts for the same purpose. Per the provisions of FAS 133, these options have been designated as highly effective foreign currency cash flow hedges. At March 31, 2001, the intrinsic value of these options was a positive $680 ($408 after tax) and was included in OCI.

    The Company incurs option premium cost (i.e., the cost to purchase such options) in connection with its foreign currency hedging activities. The option premium cost represents the entire risk associated with these derivatives. Option premium costs are amortized over the life of the option contract through earnings in other income (expense).

Interest Rate

    The Company uses interest-rate swaps to convert a portion of its variable-rate debt to fixed rates. During the second quarter of 2000, the Company entered into an interest rate protection agreement with a notional amount of $100.0 million to fix the interest rate charged on a portion of its bank credit facility term borrowings. The swap expires in February of 2002. Amounts currently due to or from the swap are recorded in interest expense in the period in which they accrue. The swap effectively eliminated the Company's interest rate exposure on a portion of its floating rate term debt, resulting in a weighted average interest rate as of March 31, 2001 of approximately 10%. Per the provisions of FAS 133, the swap has been designated as a highly effective cash flow hedge. Due to decreases in interest rates, at March 31, 2001 the fair value of the swap has decreased to a negative $2,505 ($1,503 net of tax), which is included in OCI and other current liabilities. The Company has no intention of terminating the swap in advance of expiration, but should it do so, the cost to the Company could be material.

Policies on Derivatives and Hedging Activities

    The accounting treatment for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation. For derivative instruments that qualify as a cash flow hedge, the effective portion of its value is reported as a component of OCI and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion is recorded in results of operations immediately.

    The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions before or at the time the Company purchases or enters into the derivative instrument. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The Company will discontinue hedge accounting prospectively if: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

NOTE 3—SALE OF INSTROMEDIX

    On August 31, 2000, pursuant to an Asset Purchase Agreement dated as of August 17, 2000, the Company sold the assets and certain liabilities of its Instromedix division to Card Guard Technologies, Inc. ("Buyer") for $30,000 in cash ("the Sale").

    The Asset Purchase Agreement and the other agreements executed in connection with the sale provide that the Company would assist Buyer in setting up a fully independent headquarters and manufacturing facility in San Diego, California. Pursuant to these agreements, $5,000 of the $30,000 purchase price was placed in escrow. The Company received such escrowed amount, after certain offsets, upon completion of its obligations under the agreements in the first quarter of 2001 and recognized the gain associated with the sale. The total after-tax gain recorded related to the Sale was $5,576, with $3,737, or $.06 per share, recorded during the quarter ended March 31, 2001 and $1,839 recorded in 2000.

    As a result of the Sale, the Company has reclassified its historically reported condensed consolidated statements of operations to exclude the Instromedix results from continuing operations and reports such operating results as discontinued operations. The gain on the sale and the Instromedix first quarter 2000 operating results have been reported as discontinued operations. For the three months ended March 31, 2000, Instromedix sales included in discontinued operations were $3,278.

NOTE 4—INVENTORIES

    Inventories comprise the following:

	March 31, 2001	December 31, 2000
Raw materials	$21,089	$28,078
Work-in-process	9,816	6,985
Finished goods	26,621	27,261

	$57,526	$62,324

NOTE 5—NOTES PAYABLE AND LONG-TERM DEBT

    The Company projected not meeting certain 2001 financial covenants contained in its bank credit agreement (the "Credit Facility"). As a result, in April 2001 the Company obtained an amendment (the "Amendment") to the terms of the Credit Facility. The Amendment included the following: (i) a provision providing for changes to certain financial performance covenants for each applicable period from March 31, 2001 through December 31 2003; (ii) a provision providing for increases to the interest rates on each of the debt tranches; (iii) a provision providing for a decrease in the line of credit from $60,000 to $20,000; and (iv) a provision allowing ALARIS Medical Systems to borrow (as part of the Credit Facility or otherwise) up to an additional $15,000 from a lender it must first locate and to use the funds so borrowed to repurchase the ALARIS Medical, Inc. 7 1/4% convertible debentures (the "Convertible Debentures"). The $15,000 is the maximum that can be borrowed and used for this purpose by ALARIS Medical Systems under the terms of its other debt agreements. The changes to the financial performance covenants were developed based on the Company's strategic plans and were designed to allow the Company access to the $20,000 credit line. As of March 31, 2001, the Company was in compliance with its bank covenants.

    As a result of the Amendment, the interest rates under the Credit Facility were increased, and now include paid-in-kind interest (PIK), to the following rates effective April 1, 2001: Credit line and Tranche A borrowings—Eurodollar rates plus 6.50% including 2.00% PIK, Tranche B borrowings—Eurodollar rates plus 7.50% including 3.00% PIK, Tranche C borrowings—Eurodollar rates plus 8.00% including 3.50% PIK, and Tranche D borrowings—Eurodollar rates plus 8.25% including 3.75% PIK. The PIK interest is deferred in payment and added to the outstanding principal quarterly. Payment of PIK interest is required with the final principal payment on each tranche borrowing. During the second quarter of 2000, the Company entered into an interest rate protection agreement (the "swap") with a notional amount of $100,000, expiring in February of 2002. The swap effectively fixed the interest rate on $100,000 of the Company's floating rate Credit Facility debt, resulting in a weighted average interest rate of 10% on all Credit Facility debt as of March 31, 2001. However, as of April 1, 2001, as a result of the Amendment and inclusive of the swap, the weighted average interest rate on the Credit Facility debt was 14.25%.

    The Credit Facility and the indenture governing the $200,000 of 9 3/4% senior subordinated notes (the "Notes") permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures (in the case of the Credit Facility, so long as there exists no default or event of default thereunder). However, both the Credit Facility and the Notes prohibit ALARIS Medical Systems from making those distributions to Holdings which would enable it to fund such repayment, unless ALARIS Medical Systems has achieved certain financial performance targets. Since management does not believe that ALARIS Medical Systems will meet such tests, it is exploring various alternatives under which those repayment obligations could be satisfied. For example, management has had preliminary discussions with the administrative agent under the Credit Facility and has been informed that certain lenders have expressed interest in lending the allowed $15,000 to ALARIS Medical Systems as part of the Credit Facility. Management believes that the terms provided in the Amendment for this borrowing should be sufficient to obtain this borrowing. However, since no lender has yet actually agreed to do so, there can be no assurance that ALARIS Medical Systems will be able to borrow the $15,000 it is seeking. In any event, a default by Holdings on all or any portion of its $16,152 outstanding principal payment obligations under the Convertible Debentures, whether as a result of the Company's failure to obtain the funds necessary to purchase, or repay, all outstanding Convertible Debentures, or otherwise, would likely result in an event of default under, and possible acceleration of the obligations under, the Credit Facility, the Notes and the $146,856 accreted value of Holdings' senior discount notes.

NOTE 6—SEGMENT INFORMATION

    The Company's segment performance is based on results of two business segments—North America and International. Due to the sale of the Instromedix division in 2000, the prior year's segment information has been conformed to present the Company's two reportable segments from continuing operations—North America and International.

    The Company is organized primarily based on geographic location, with the United States and Canada drug infusion and patient monitoring business, and Mexico manufacturing activities, representing the North American segment. All other international operations including Europe, Asia, Australia and Latin America represent the International segment.

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

    The table below presents information about reported segments for the three months ended March 31:

	North America	International	Total
2001
Sales(A)	$64,213	$34,676	$98,889
Operating (loss) income	(1,539)	7,849	6,310
Adjusted EBITDA	10,129	9,659	19,788
2000
Sales(A)	$58,740	$29,828	$88,568
Operating income	3,716	4,716	8,432
Adjusted EBITDA	9,928	6,392	16,320

(A)
Beginning fourth quarter of 2000, shipping and handling charges are required to be included in sales. Prior year period information has been reclassified to conform to the change in reporting requirements.

    Reconciliation of total segment adjusted EBITDA to consolidated loss before taxes:

	2001	2000
Adjusted EBITDA
Total adjusted EBITDA	$19,788	$16,320
Depreciation and amortization	(7,735)	(7,888)
Interest (net)	(9,004)	(10,103)
Restructuring and other non-recurring charges	(5,743)	—
Other reconciling items	(939)	(1,330)

Consolidated loss from continuing operations before income taxes	$(3,633)	$(3,001)

NOTE 7—CASH FLOW INFORMATION

    Federal, state and foreign income taxes paid during the quarters ended March 31, 2001 and March 31, 2000 totaled $839 and $675, respectively. Interest paid during the quarters ended March 31, 2001 and 2000 totaled $3,092 and $4,798, respectively.

NOTE 8—RESTRUCTURING AND OTHER NON-RECURRING CHARGES

    During the first quarter of 2001, the Company recorded a charge of $3,379 for restructuring activities. This restructuring is related to efforts aimed at process improvement and streamlining of operations in the North American business and resulted in the elimination of 70 positions. The restructuring charges are composed of severance and related benefits of $2,879 and consulting fees of $500. As of March 31, 2001, approximately $1,781 of employee termination costs have been paid to 54 employees, and $56 has been paid for consulting fees. The remaining accrual of $1,098 for employee termination costs and $444 for consulting fees is expected to be paid during the remainder of 2001.

    The Company made cash payments of $516 during the first quarter of 2001 for restructuring activities initiated in 2000. These payments are related to restructuring activities in the manufacturing facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The Company's payments made during the first quarter of 2001 for these restructuring activities comprise $380 for severance and related benefits and $136 for termination of a product distribution agreement. The remainder of the restructuring charges are expected to be paid in 2001. At March 31, 2001, $1,320 was accrued for such restructuring costs.

    The Company recorded a non-recurring charge of $2,364 in the first quarter of 2001 related to obtaining an amendment to ALARIS Medical Systems' bank credit agreement. The charges relate to legal, advisory and other consultant expenses incurred by the Company and its lenders, which the Company is required to pay.

NOTE 9—CONTINGENCIES AND LITIGATION

Government Regulation

    In October 1999, the Company received a warning letter from The United States Food and Drug Administration (the "FDA") related to earlier inspections of the San Diego-based manufacturing facility. The letter stated that the Company would be required to submit to the FDA periodic certifications as to its state of compliance based on the outcome of inspections conducted by outside regulatory consultants employed by the Company. On April 29, 2000, the Company's president and chief executive officer, David L. Schlotterbeck, certified to the FDA that, to the best of his knowledge, the Company had initiated or completed all corrections called for in the report issued by the independent consultant. On July 10, 2000, the Company received correspondence from the FDA indicating that the certification adequately addressed the FDA's concerns. In this connection, in August 2000 and April 2001, the FDA completed an inspection of the Company's San Diego-based manufacturing facility. In April 2001, Mr. Schlotterbeck certified to the FDA that, to the best of his knowledge, the Company has initiated or completed all corrections called for in the report issued by the independent consultant.

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

    The Company believes that it has meritorious defenses to all Filtertek claims and intends to defend itself vigorously. However, there can be no assurance that such defenses will successfully defeat all of such claims. The failure to do so could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

Part I—Item 2

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

    The Company sells a full range of products through a worldwide direct sales force consisting of over 250 salespersons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales by the Company's International business unit represented 35% of the Company's total sales for the three months ended March 31, 2001. For the three months ended March 31, 2001, the Company had sales of $98.9 million and Adjusted EBITDA of $19.8 million.

    Historically, the Company's results of operations have been affected by the cost containment pressures applicable to health care providers. Notwithstanding cost containment pressures, unit sales volume of the Company's disposable administration sets has increased in every year since 1993, primarily as a result of the growth in its worldwide installed base of infusion pumps. However, uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of products and compression on gross margins. The U.S. marketplace is characterized by consolidation among healthcare providers and purchasers of medical products. The Company's profitability is affected by the use of Group Purchasing Organizations ("GPOs") which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which insure compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. As a result, GPOs may have an adverse effect on the Company's future profitability. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery could affect the Company's future results of operations. It is impossible to predict the extent to which the Company may be affected by any such change in legislation.

Results of Operations

    The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales. Certain prior year period amounts have been reclassified to conform to current period presentation.

	Three Months Ended March 31,
	2001	2000
Sales	100.0%	100.0%
Cost of sales	51.6	52.6

Gross margin	48.4%	47.4%
Selling and marketing expenses	18.9	21.4
General and administrative expenses	11.8	11.1
Research and development expenses	6.8	6.6
Restructuring and other non-recurring charges	5.8	—
Lease interest income	1.3	1.3

Income from operations	6.4	9.6
Interest expense, net	(9.1)	(11.5)
Other, net	(1.0)	(1.5)

Loss from continuing operations before income taxes	(3.7)	(3.4)
Benefit from income taxes from continuing operations	(.8)	(1.7)

Loss from continuing operations	(2.9)	(1.7)

Loss from operations of discontinued business (net of tax)	—	(.4)
Gain on disposal of discontinued operations (net of tax)	3.8

Net income (loss)	0.9%	(2.1)%

Other Data:
Adjusted EBITDA	20.0%	18.4%
	Three Months Ended March 31,
	2001	2000
Adjusted EBITDA(1)	$19,788	$16,320
Restructuring and other non-recurring charges	(5,743)	—
Depreciation and amortization(2)	(7,735)	(7,888)
Interest income	635	223
Interest expense	(9,639)	(10,326)
Other, net	(939)	(1,330)
Benefit from income taxes	800	1,542

Loss from continuing operations	$(2,833)	$(1,459)

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

	Three Months Ended March 31,
	2001	2000
	(dollars in millions)
North America sales	$64.2	$58.8
International sales	34.7	29.8

Total sales	$98.9	$88.6

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000

Sales

    Sales increased $10.3 million, or 12%, for the quarter ended March 31, 2001, compared with the same quarter last year. As previously disclosed, the Company believes that first quarter 2000 sales were adversely impacted by approximately $3 million due to Y2K stocking orders of disposable administration sets from customers in 1999. As a result, when adjusted for this impact, first quarter sales grew by 8%. However, the favorable Y2K impact on 2001 is essentially offset by an unfavorable foreign currency effect on sales of approximately $3 million in the first quarter of 2001 compared with the first quarter of 2000.

    North America sales increased $5.5 million, or 9%, compared with the first quarter of 2000 (5% growth when normalized for Y2K sales). The increase in North America sales was primarily due to higher volumes of drug infusion disposable administration sets. International sales increased $4.8 million, or 16%, compared with the first quarter of 2000 (13% growth when normalized for Y2K sales). Drug infusion instrument sales increased $3.9 million due to higher volumes of both syringe pumps and large volume pumps, as well as stable selling prices, primarily in the U.K. International disposable administration set revenues increased $1.3 million compared with first quarter 2000. The majority of the Company's international sales are denominated in foreign currency. A stronger U.S. dollar in 2001 compared with actual foreign currency exchange rates in effect during 2000, adversely impacted first quarter 2001 sales by $3.0 million, or 10%. Using constant exchange rates, International sales increased 26%.

Gross Margin

    Gross margin increased $5.9 million, or 14%, during the quarter ended March 31, 2001, compared with the same quarter last year. The gross margin percentage increased to 48.4% in the first quarter of 2001, from 47.4% in the first quarter of 2000. Contributing to the margin increase in 2001 was the overall worldwide mix of increased disposables sales, which have higher margins than instruments, and higher international sales that generally carry higher margins than North America sales.

Selling and Marketing Expenses

    Selling and marketing expense decreased $.3 million, or 2%, during the quarter ended March 31, 2001, compared with the same period in 2000, primarily due to lower spending related to worldwide sales meetings. These reductions were partially offset by higher distribution costs and increased selling costs resulting from higher sales volume than in the first quarter of 2000. As a percentage of sales, selling and marketing expenses decreased to 18.9% from 21.4% for the first quarter of 2000.

General and Administrative Expenses

    General and administrative expense increased $1.8 million, or 19%, during the quarter ended March 31, 2001, compared with the same period in the prior year. This increase is due to higher costs for employee benefits, consulting and information technology. As a percentage of sales, general and administrative expense increased from 11.1% during the first quarter of 2000 to 11.8% for the first quarter of 2001.

Research and Development Expenses

    Research and development expense increased approximately $.9 million, or 15%, during the quarter ended March 31, 2001, primarily due to increased spending associated with new product development. As a percentage of sales, research and development expense increased to 6.8% for the first quarter of 2001, compared with 6.6% for the first quarter of 2000.

Restructuring and Other Non-recurring Charges

    Restructuring and other non-recurring charges of $5.7 million ($3.4 million net of tax) in the first quarter of 2001 included $2.4 million of accrued legal, advisory and consultant expenses related to obtaining an amendment to the ALARIS Medical Systems bank credit agreement. This amendment was completed in April 2001. The Company also recorded $3.3 million in restructuring charges during the first quarter of 2001. This restructuring related to efforts aimed at process improvement and streamlining of operations in the North American business and resulted in the elimination of 70 positions. The restructuring charges are composed of severance and related benefits of $2.8 million and consulting fees of approximately $.5 million. Adjusted EBITDA for the first quarter of 2001 excludes the $5.7 million of non-recurring charges.

Adjusted EBITDA

    Adjusted EBITDA increased $3.5 million during the three months ended March 31, 2001 compared with the three months ended March 31, 2000. As a percentage of sales, Adjusted EBITDA increased from 18.4%, or $16.3 million, during the three months ended March 31, 2000 to 20.0%, or $19.8 million, during the three months ended March 31, 2001 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

Interest Expense

    Interest expense decreased $.7 million, or 7%, during the quarter ended March 31, 2001 compared with the same period in the prior year. The decrease in interest is due to lower debt balances in the current year compared with the prior year period. (See Liquidity and Capital Resources.)

Interest Income

    Interest income increased $.4 million during the quarter ended March 31, 2001 compared with the same quarter in 2000 as a result of higher cash balances during the current period compared with the prior year period.

Other Expense

    Other expense decreased $.4 million during the quarter ended March 31, 2001 compared with the same quarter in the prior year due to the receipt of $.5 million of other income in 2001 relating to the sale of a tradename.

Discontinued Operations

    During the third quarter of 2000, the Company sold its Instromedix® division to Card Guard Technologies, Inc. ("Card Guard") The agreement with Card Guard provided that the Company would assist the buyer in setting up a fully independent headquarters and manufacturing facility. During the first quarter of 2001, the Company completed its obligations related to the agreement and recorded a gain of $3.7 million, net of taxes. During the first quarter of 2000, discontinued operations for the Instromedix division were $.4 million, net of taxes.

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

    At March 31, 2001, the Company had outstanding indebtedness of $359.7 million. ALARIS Medical Systems has a credit facility with a group of banks and other lenders consisting of term loans and a revolving credit facility (the "Credit Facility"). Indebtedness under the Credit Facility bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. The indebtedness under the Credit Facility is secured by substantially all of the assets of ALARIS Medical Systems and is guaranteed by Holdings. At March 31, 2001, outstanding indebtedness under the Credit Facility was $159.7 million. In addition to indebtedness under the Credit Facility, at March 31, 2001, ALARIS Medical Systems also had outstanding $200 million of 9 3/4% Senior Subordinated Notes due 2006 (the "Notes").

    The Company projected not meeting certain 2001 financial covenants contained in the Credit Facility agreement. As a result, in April 2001, the Company obtained an amendment (the "Amendment") to the terms of the Credit Facility. The Amendment included the following: (i) a provision providing for changes to certain financial performance covenants for each applicable period from March 31, 2001 through December 31 2003; (ii) a provision providing for increases to the interest rates on each of the debt tranches; (iii) a provision providing for a decrease in the line of credit from $60 million to $20 million; and (iv) a provision allowing ALARIS Medical Systems to borrow (as part of the Credit Agreement or otherwise) up to an additional $15 million from a lender it must first locate and to use the funds so borrowed to repurchase Holdings' 7 1/4% Convertible Subordinated

Debentures due January 15, 2002 (the "Convertible Debentures"). The $15 million is the maximum that can be borrowed and used for this purpose by ALARIS Medical Systems under the terms of the Notes. The changes to the financial performance covenants were developed based on the Company's strategic plans and were designed to allow the Company access to the $20 million credit line.

    The Credit Facility and the indenture governing the Notes (the "Notes Indenture") permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures (in the case of the Credit Facility, so long as there exists no default or event of default thereunder). However, both the Credit Facility and the Notes Indenture prohibit ALARIS Medical Systems from making distributions to Holdings which would enable it to fund repayment of the Convertible Debentures at maturity, unless ALARIS Medical Systems has achieved certain financial performance targets. Since management does not believe that ALARIS Medical Systems will meet such tests, it is exploring various alternatives under which such repayment obligation could be satisfied. For example, management has had preliminary discussions with the administrative agent under the Credit Facility and has been informed that certain lenders have expressed interest in lending the allowed $15 million to ALARIS Medical Systems as part of the amended Credit Facility. Management believes that the terms provided in the Amendment for this borrowing should be sufficient to obtain this borrowing. However, since no lender has yet actually agreed to do so, there can be no assurance that ALARIS Medical Systems will be able to borrow the $15 million it is seeking. In any event, a default by Holdings on all or any portion of its $16.2 million outstanding principal payment obligations under the Convertible Debentures, whether as a result of Holdings' failure to obtain the funds necessary to purchase, or repay, all outstanding Convertible Debentures, or otherwise, would likely result in an event of default under, and possible acceleration of the obligations under, the Credit Facility and the Notes.

    Management believes that if the Company can successfully arrange for the repayment or purchase of the Convertible Debentures at, or prior to, maturity, it will generate cash flow from operations, together with its existing cash, sufficient, on both a long- and short-term basis, to fund its operations, make planned capital expenditures and make scheduled principal amortization and interest payments under the Credit Facility and interest payments on the Notes. However, on a long-term basis, the Company may not generate sufficient cash flow from operations to make scheduled interest payments on behalf of Holdings on its outstanding $146.9 million (including accretion) of 11 1/8% Senior Discount Notes due 2008 (the "Senior Discount Notes") beginning in 2004, repay the Notes at maturity in 2006, or to repay the Senior Discount Notes at maturity in 2008. Accordingly, the Company may have to seek to refinance the Notes and Holdings may have to seek to refinance the Senior Discount Notes at or prior to maturity or sell assets or raise equity capital to service its indebtedness in the long term. There can be no assurance that either company would be successful in such efforts. Based on current interest rates and debt outstanding as of March 31, 2001, the Company is required over the next twelve months, to make principal and interest payments under its Credit Facility in the amount of $38.4 million and interest payments on the Notes in the amount of $19.5 million. Annual principal amortization of the Company's indebtedness is $14.8 million for the remaining nine months of 2001, and $26.5 million and $31.2 million for 2002 and 2003, respectively. In addition, the Company's ability to fund its operations, to make planned capital expenditures, to make scheduled principal and interest payments and to meet the financial performance covenants in the amended Credit Facility will depend on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

    Net cash provided by operating activities for the three months ended March 31, 2001 was $25.3 million compared with $8.6 million provided by operating activities in the first quarter of 2000. Net cash provided by investing activities for the three months ended March 31, 2001 was $.2 million, which included $3.6 million of net proceeds from the sale of a discontinued operation. Net cash used by investing activities for the three months ended March 31, 2000 was $5.2 million. Net cash used in financing activities for the three months ended March 31, 2001 and 2000 was $5.9 million and $4.7 million, respectively and was primarily composed of principal payments on long-term debt.

    During the first quarter of 2001, the Company made cash payments of $1.8 million for restructuring costs initiated in 2001. This restructuring related to efforts aimed at process improvement and streamlining of operations in the North America business and resulted in the elimination of 70 positions and a $3.3 million charge to the income statement. Cash payments related to this restructuring were primarily for severance and related benefits. At March 31, 2001, $1.5 million of these estimated restructuring costs were accrued and are expected to be paid during 2001.

    The Company made cash payments of $.5 million during the first quarter of 2001 for restructuring activities initiated in 2000. These payments are related to restructuring activities in the manufacturing facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The Company's payments made during the first quarter of 2001 for these restructuring activities comprise $.4 million for severance and related benefits and $.1 million for termination of a product distribution agreement. The remainder of the restructuring charges are expected to be paid in 2001. At March 31, 2001, $1.3 million was accrued for such restructuring costs.

    The Company made capital expenditures of approximately $3 million during the three months ended March 31, 2001 and anticipates additional capital expenditures of approximately $19 million during the remainder of 2001.

Backlog

    The backlog of orders, believed to be firm, at March 31, 2001 and 2000 was $11.4 million and $9.3 million, respectively.

Foreign Operations

    The Company has significant foreign operations and, as a result, is subject to various risks arising therefrom, including without limitation, foreign currency risks. This risk has not materially changed during 2001. Due to changes in foreign currency exchange rates during 2001 and 2000, primarily a strengthening of the U.S. dollar, the Company's functional currency, against many European currencies, the Company recognized a foreign currency transaction loss of approximately $1.3 million during both the three months ended March 31, 2001 and 2000. For the three months ended March 31, 2001 and 2000, approximately 37% and 36% of the Company's sales and 25% and 32% of the Company's operating expenses were denominated in currencies other than the Company's functional currency. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency. During the first quarter of 2001, the Company entered into certain contracts to manage the risk of foreign currency fluctuations. (See "Foreign Exchange Risk Management" and Note 2 to the Condensed Consolidated Financial Statements.)

Health Care Reform

    Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States may result in the enactment of legislation affecting payment mechanisms and health care delivery. Legislation which imposes limits on the number and type of medical procedures which may be performed or which has the effect of restricting a provider's ability to select specific devices or products for use in administrating medical care may adversely impact the demand for the Company's products. In addition, legislation, which imposes restrictions on the price, which may be charged for medical products, may adversely affect the Company's results of operations. It is not possible to predict the extent to which the Company or the health care industry in general may be adversely affected by the aforementioned in the future.

Forward-Looking Statements

    Forward-Looking Statements in this report are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation: the effect of legislative and regulatory changes effecting the health care industry; the potential of increased levels of competition; technological changes; the dependence of the Company upon the success of new products and ongoing research and development efforts; restrictions contained in the instruments governing the Company's indebtedness; the significant leverage to which the Company is subject; and other matters referred to in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

    The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. During first quarter 2001, the Company began to implement a foreign exchange risk management program. Under the program, the Company utilizes foreign currency option contracts to reduce the effect of foreign exchange rate fluctuations and plans, in future periods, to enter into foreign currency forward contracts for the same purpose.

    Consistent with its action in 1997 to reduce the effect of interest rate volatility, the Company continued its use of interest rate swap derivatives during 2001. The swap agreement entered into in 1997 expired in 2000 and a new swap agreement was entered into during the second quarter of 2000 with a term extending through January of 2002. The Company categorizes these instruments as entered into for purposes other than trading.

Foreign Exchange Risk Management

    As part of the plan to manage the risk of foreign currency fluctuations, the Company anticipates entering into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with identified exposures. The purpose of the hedging is to minimize the effect of foreign currency exchange rates on cashflows the Company receives from its foreign. subsidiaries. All foreign currency contracts are denominated in the currencies of major industrial countries. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions that would not qualify as hedges would be marked to market on a current basis with gains and losses recognized through income and reflected in foreign exchange gains and losses. In addition, any previously deferred gains and losses on hedges, which are terminated prior to the transaction date, would be recognized in current income when the hedge is terminated.

    As a matter of policy, the Company will only enter into contracts with counterparties that have at least an investment grade or equivalent credit rating from a major rating agency. The counterparties to these contracts are major financial institutions. The Company does not have significant exposure to any one counterparty. Management believes the risk of loss related to counterparty default is remote and would only consist of the intrinsic gain of the underlying instrument. The contracts will have varying maturities with none exceeding twelve months. Costs associated with entering into contracts are not expected to be material to the Company's financial results. The Company does not utilize derivative instruments for trading or speculative purposes. At March 31, 2001, there were no outstanding foreign currency forward contracts. Foreign currency option contracts are discussed in Note 2 to the condensed consolidated financial statements.

Interest Rate Risk Management

    During the second quarter of 2000, the Company entered into an interest rate protection agreement ("swap") with a notional amount of $100.0 million to fix the interest rate charged on a portion of its bank credit facility term borrowings. The swap expires in February of 2002. The swap effectively changed the Company's interest rate exposure on its floating rate Credit Facility term debt, resulting in a weighted average interest rate as of March 31, 2001 of approximately 10%. Amounts currently due to or from the swap are recorded in interest expense in the period in which they accrue. A 10% increase (approximately one percentage point) in the applicable interest rate would result in a $.3 million annual increase in interest expense. However, as of April 1, 2001, as a result of the Amendment to the Credit Facility, the weighted average interest rate on the Company's Credit Facility term debt was 14.25%. The weighted average rate as of April 1, 2001 reflects increased interest rates pursuant to the Amendment, composed of increases in periodic cash interest payments while term borrowings are outstanding plus payment-in-kind (PIK) interest that is payable at the maturity of the respective term borrowing. Effective April 1, 2001, a 10% increase in interest rates would result in a $0.3 million annual increase in interest expense.

Market Risk

    The Company incurs option premium cost in connection with its foreign currency hedging activities. The option premium cost represents the entire risk associated with these derivatives. Option premium costs are amortized over the life of the option contract.

    The Company has not incurred any direct cost in connection with the swap agreement. However, since entering into the agreement, the fair value of the swap has become negative. At March 31, 2001 the negative market value of the swap is $2.5 million, pre-tax. The Company has no intention of terminating the swap in advance of expiration, but should it do so, the cost to the Company could be material.

Euro Transition

    On January 1, 1999, the eleven member countries of the European Union began the transition to a common currency, the "Euro." The conversion rates between the Euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999, with the participating national currencies to be removed from circulation between January 1 and June 30, 2002, and replaced by Euro notes and coinage. The Company continues to evaluate the effect of this transition and at the present time, management does not believe the Euro transition will have a materially adverse impact on its business.

    Additional information on market risk is set forth under the subcaption "Liquidity and Capital Resources" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2.

Part II

Other Information

Item 1.  Legal Proceedings

    See Note 9 to the Condensed Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALARIS MEDICAL SYSTEMS, INC. (Registrant)
Date: May 11, 2001	By:	/s/ WILLIAM C. BOPP William C. Bopp Senior Vice President and Chief Financial Officer

QuickLinks

ALARIS MEDICAL SYSTEMS, INC. INDEX
Part 1—Item 1 Financial Information
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES