Form 10-Q
period 2001-06-30
ALARIS MEDICAL SYSTEMS INC
filed 2001-08-10
CIK 1029069

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001 or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 333-18687

ALARIS MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3800335 (I.R.S. Employer Identification No.)
10221 Wateridge Circle, San Diego, CA (Address of principal executive offices)	92121 (Zip Code)

(858) 458-7000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On August 3, 2001, 1,000 shares of Registrant's Common Stock were outstanding.

ALARIS MEDICAL SYSTEMS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Form 10-Q
Part 1—Item 1
Financial Information

ALARIS MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands, except per share data)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash	$53,872	$30,618
Receivables, net	65,152	79,786
Inventories	63,923	62,324
Prepaid expenses and other current assets	29,735	32,945

Total current assets	212,682	205,673

Net investment in sales-type leases, less current portion	26,813	25,920
Property, plant and equipment, net	55,860	59,988
Other non-current assets	24,407	24,546
Intangible assets, net	242,547	248,329

	$562,309	$564,456

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$26,061	$19,871
Accounts payable	27,648	22,052
Accrued expenses and other current liabilities	46,591	44,936

Total current liabilities	100,300	86,859

Long-term debt	329,138	344,905
Other non-current liabilities	43,345	37,636

Total non-current liabilities	372,483	382,541

Contingent liabilities and commitments (Note 9)
Common stock and other stockholder's equity:
Common stock and capital in excess of par value, authorized 3,000 common shares at $.01 par value; 1,000 issued and outstanding at June 30, 2001 and December 31, 2000	203,684	203,684
Accumulated deficit	(102,776)	(101,089)
Accumulated other comprehensive loss	(11,382)	(7,539)

Total stockholder's equity	89,526	95,056

	$562,309	$564,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Sales	$98,470	$95,013	$197,359	$183,581
Cost of sales	49,920	51,417	100,979	98,036

Gross margin	48,550	43,596	96,380	85,545

Selling and marketing expenses	19,686	17,800	38,378	36,783
General and administrative expenses	12,553	9,500	24,183	19,291
Research and development expenses	6,897	5,114	13,628	10,987
Restructuring and other non-recurring charges	1,156	535	6,899	535

Total operating expenses	40,292	32,949	83,088	67,596

Lease interest income	1,377	1,323	2,653	2,453

Income from operations	9,635	11,970	15,945	20,402

Other income (expenses):
Interest income	585	266	1,219	489
Interest expense	(10,860)	(10,309)	(20,498)	(20,636)
Other, net	(202)	2,472	(1,141)	1,143

Total other expense	(10,477)	(7,571)	(20,420)	(19,004)

(Loss)/income before income taxes	(842)	4,399	(4,475)	1,398
Provision for (benefit from) income taxes	510	2,123	(290)	581

Net (loss)/income from continuing operations	(1,352)	2,276	(4,185)	817

Discontinued operations:
Loss from operations of discontinued business (net of applicable income tax benefit of $260 and $518, respectively)	—	(388)	—	(782)
Gain on disposal of business (net of applicable income tax expense of $2,492)	—	—	3,737	—

Total (loss) income from discontinued operations	—	(388)	3,737	(782)

Net (loss)/income	$(1,352)	$1,888	$(448)	$35

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2001	2000
Net cash provided by operating activities	$34,332	$17,085

Cash flows from investing activities:
Net capital expenditures	(6,146)	(7,945)
Payments for product licenses and distribution rights	(625)	(1,065)
Patents, trademarks and other	(268)	(603)
Net proceeds from sale of discontinued business	8,073	—

Net cash provided by (used in) investing activities	1,034	(9,613)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(9,994)	(6,780)
Deferred financing costs	(658)	(650)
Dividends to ALARIS Medical	(1,239)	(1,033)

Net cash used in financing activities	(11,891)	(8,463)

Effect of exchange rate changes on cash	(221)	(65)

Net increase (decrease) in cash	23,254	(1,056)
Cash at beginning of period	30,618	23,539

Cash at end of period	$53,872	$22,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDER'S EQUITY (Unaudited)
(Dollar amounts in thousands)

	Common Stock And Capital In Excess Of Par Value
				Accumulated Other Comprehensive Loss
			Accumulated Deficit		Total Stockholder's Equity	Other Comprehensive Loss
	Shares	Amount
Balance at December 31, 2000	1,000	$203,684	$(101,089)	$(7,539)	$95,056
Comprehensive loss
Net loss for the period			(448)		(448)	$(448)
Equity adjustment from foreign currency translation				(2,451)	(2,451)	(2,451)
Cumulative effect of adopting FAS 133				(959)	(959)	(959)
Effects of cash flow hedges included in other comprehensive loss (net of tax)				(433)	(433)	(433)

Comprehensive loss						$(4,291)

Dividends to ALARIS Medical			(1,239)		(1,239)

Balance at June 30, 2001	1,000	$203,684	$(102,776)	$(11,382)	$89,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands)

NOTE 1—BUSINESS AND STATEMENT OF ACCOUNTING POLICY

The Company:

    ALARIS Medical Systems, Inc. ("ALARIS Medical Systems") designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables, accessories and services. ALARIS Medical Systems was formed by the merger of two pioneers in infusion systems, IMED Corporation ("IMED") and IVAC Medical Systems, Inc. ("IVAC"), on November 26, 1996. ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. ("Holdings"), formerly Advanced Medical, Inc., was incorporated on October 14, 1988 under the laws of the state of Delaware. ALARIS Medical Systems and its subsidiaries are collectively referred to as the "Company."

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

    In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2001, and the results of its operations for three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000.

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

Shipping and handling fees and costs:

    The Company records costs for shipping and handling revenue in selling and marketing expense. Shipping and handling costs for customer sales for the three and six months ended June 30, 2001 were $2,474 and $4,454, respectively. Shipping and handling costs for customer sales for prior year comparative periods are not available.

Recent Pronouncements:

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company is required to adopt FAS 142 effective January 1, 2002 with respect to goodwill and intangible assets acquired prior to June 30, 2001. Under FAS 142, the Company's goodwill amortization expense, which is currently approximately $6,000 per year, with no related tax benefit, will cease. The Company is currently evaluating other potential effects that adoption of the provisions of FAS 142 may have on its results of operations and financial position. The Company intends to comply with provisions of FAS 142, which require it to (i) complete a reassessment of the useful lives of existing intangible assets by the end of the first quarter of 2002; (ii) complete the first step of transitional goodwill impairment testing, (which identifies potential impairment) by the end of the second quarter of 2002; and (iii) complete the second step of goodwill impairment testing, if necessary, (which measures impairment loss) by the end of fiscal 2002.

    In July 2001, the Financial Accounting Standards Board also issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling-of-interest method of accounting. Intangible assets that do not meet certain defined criteria in FAS 141 for recognition apart from goodwill shall be reclassified as goodwill as of the date FAS 142 is initially applied in its entirety. Under FAS 141, the Company will reclassify to goodwill its existing $4,800 intangible asset related to acquired workforce. Current annual amortization of acquired workforce, net of tax effect, of approximately $300 will cease. The Company is currently evaluating other potential effects implementation of FAS 141 may have on its results of operations and financial position.

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

Foreign Currency

    The Company has significant foreign operations and, as a result, movements in foreign currency exchange rates pose a risk to the Company's operations and cash flows. For the six months ended June 30, 2001 and 2000, approximately 34.9% and 34.2% of the Company's revenues and 25.5% and 31.2%, respectively, of the Company's operating expenses were denominated in currencies other than the U.S. dollar, the Company's functional currency.

    The Company began a foreign currency risk-management strategy in the first quarter of 2001 that uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Under the program, the Company utilizes foreign currency option contracts to reduce the effect of foreign exchange rate fluctuations and plans, in future periods, to enter into foreign currency forward contracts for the same purpose. Per the provisions of FAS 133, these options have been designated as highly effective foreign currency cash flow hedges. At June 30, 2001, the net market value of these options was a positive $150 ($90 after tax) and was included in OCI. Commencing with the second quarter of 2001, the Company reported foreign currency hedging activity in accordance with recent FAS 133 refinements known as "G20". With respect to accounting for hedging using options, the intent of G20 is to allow better matching of option premiums and option valuations with the related designated hedged transaction. G20 is also intended to eliminate potential earnings volatility under the previous FAS 133 reporting method which could result from changes in option values from period to period.

    The Company incurs option premium cost (i.e., the cost to purchase such options) in connection with its foreign currency hedging activities. The option premium cost represents the entire risk associated with these derivatives. Option premium costs are recognized at the time the designated hedged transaction is realized.

    For the three months ended June 30, 2001, the Company reflected a benefit of $27 in revenue, representing the market value of options designated as cash flow hedges related to transactions, net of the related option premium cost.

Interest Rate

    The Company uses interest-rate swaps to convert a portion of its variable-rate debt to fixed rates. During the second quarter of 2000, the Company entered into an interest rate protection agreement with a notional amount of $100,000 to fix the interest rate charged on a portion of its bank credit facility term borrowings. The swap expires in February of 2002. Amounts currently due to or from the swap are recorded in interest expense in the period in which they accrue. The swap effectively changed the Company's interest rate exposure on a portion of its floating rate term debt, resulting in a weighted average interest rate as of June 30, 2001 of approximately 14.12%. Per the provisions of FAS 133, the swap has been designated as a highly effective cash flow hedge. Due to decreases in interest rates, at June 30, 2001 the fair value of the swap has decreased to a negative $2,430 ($1,460 net of tax), which is included in OCI and other current liabilities. Should the Company terminate the swap in advance of expiration, the cost to the Company could be material.

Policies on Derivatives and Hedging Activities

    The accounting treatment for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation. For derivative instruments that qualify as a cash flow hedge, the effective portion of its value is reported as a component of OCI and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion is recorded immediately in results of operations.

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

    The Asset Purchase Agreement and the other agreements executed in connection with the sale provide that the Company would assist Buyer in setting up a fully independent headquarters and manufacturing facility in San Diego, California. Pursuant to these agreements, $5,000 of the $30,000 purchase price was placed in escrow. The Company received such escrowed amount, after certain offsets, upon completion of its obligations under the agreements in the first quarter of 2001 and recognized the gain associated with the sale. Additionally, during the second quarter of 2001, the Company received a $4,513 refund of Federal tax payments made in 2000 related to the sale of Instromedix. The total after-tax gain recorded related to the Sale was $5,576, with $3,737, or $.06 per share, recorded during the quarter ended March 31, 2001 and $1,839 recorded in 2000.

    As a result of the Sale, the Company has reclassified its historically reported condensed consolidated statements of operations to exclude the Instromedix results from continuing operations and reports such operating results as discontinued operations. The gain on the sale and the Instromedix operating results for the period ended June 30, 2000 have been reported as discontinued operations. For the six months ended June 30, 2000, Instromedix sales included in discontinued operations were $6,620.

NOTE 4—INVENTORIES

    Inventories comprise the following:

	June 30, 2001	December 31, 2000
Raw materials	$27,228	$28,078
Work-in-process	6,445	6,985
Finished goods	30,250	27,261

	$63,923	$62,324

NOTE 5—NOTES PAYABLE AND LONG-TERM DEBT

    The Company projected not meeting certain 2001 financial covenants contained in its bank credit agreement (the "Credit Facility"). As a result, in April 2001 the Company obtained an amendment (the "Amendment") to the terms of the Credit Facility. The Amendment included the following: (i) a provision providing for changes to certain financial performance covenants for each applicable period from March 31, 2001 through December 31, 2003; (ii) a provision providing for increases to the interest rates on each of the debt tranches; (iii) a provision providing for a decrease in the revolving line of credit from $60,000 to $20,000; and (iv) a provision allowing ALARIS Medical Systems to borrow (as part of the Credit Facility or otherwise) up to an additional $15,000 from a lender it must first locate and to use the funds so borrowed to repurchase the ALARIS Medical, Inc. 7 1/4% convertible debentures (the "Convertible Debentures"). The $15,000 is the maximum that can be borrowed and used for this purpose by ALARIS Medical Systems under the terms of its other debt agreements. The changes to the financial performance covenants were developed based on the Company's strategic plans and were designed to allow the Company access to the $20,000 credit line. As of June 30, 2001, the Company was in compliance with its bank covenants.

    As a result of the Amendment, the interest rates under the Credit Facility were increased, and now include paid-in-kind interest (PIK), to the following rates effective April 1, 2001: Credit line and Tranche A borrowings—Eurodollar rates plus 6.50% including 2.00% PIK, Tranche B borrowings—Eurodollar rates plus 7.50% including 3.00% PIK, Tranche C borrowings—Eurodollar rates plus 8.00% including 3.50% PIK, and Tranche D borrowings—Eurodollar rates plus 8.25% including 3.75% PIK. The PIK interest is deferred in payment and added to outstanding principal upon quarterly payment of amounts due under the Credit Facility. Cash payment of PIK interest is required with the final principal payment on each respective tranche borrowing. As of June 30, 2001, $415 of PIK interest has been added to the outstanding principal balance of the Credit Facility.

    The Credit Facility and the indenture governing the $200,000 of 9 3/4% senior subordinated notes (the "Notes") permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures (in the case of the Credit Facility, so long as there exists no default or event of default thereunder). However, both the Credit Facility and the Notes prohibit ALARIS Medical Systems from making those distributions to Holdings which would enable it to fund such repayment, unless ALARIS Medical Systems has achieved certain financial performance targets. Since management does not believe that ALARIS Medical Systems will meet such tests, it is exploring various alternatives under which those repayment obligations could be satisfied. Although the Company has not obtained a financing commitment from its existing lenders, management remains confident that the Company will have an appropriate and timely solution to this matter. Management believes that the terms provided in the Amendment for this borrowing should be sufficient to obtain this borrowing. However, since no lender has yet actually agreed to do so, there can be no assurance that ALARIS Medical Systems will be able to borrow the $15,000 it is seeking. In any event, a default by Holdings on all or any portion of its $16,152 outstanding principal payment obligations under the Convertible Debentures, whether as a result of the Company's failure to obtain the funds necessary to purchase, or repay, all outstanding Convertible Debentures, or otherwise, would likely result in an event of default under, and possible acceleration of the obligations under, the Credit Facility, the Notes and the $150,866 accreted value of Holdings' senior discount notes.

NOTE 6—SEGMENT INFORMATION

    The Company's segment performance is based on results of two geographical business segments within the same line of business—North America and International. Due to the sale of the Instromedix division in 2000, the prior year's segment information has been conformed to present the Company's two reportable segments from continuing operations—North America and International.

    The Company is organized primarily based on geographic location, with the United States and Canada drug infusion and patient monitoring business, and Mexico manufacturing activities, representing the North American segment. All other international operations including Europe, Asia, Australia and Latin America represent the International segment.

    The accounting policies of the segments are the same as those described in the "Statement of Accounting Policy" (Note 1). Segment data does not include intersegment revenues, or charges allocating corporate headquarters costs to each of its operating segments. The Company evaluates the performance of its segments based on operating income and adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

    The table below presents information about reported segments for the:

    Three months ended June 30,

	North America	International	Total
2001
Sales	$68,775	$29,695	$98,470
Operating income	4,769	4,866	9,635
Adjusted EBITDA	12,102	6,582	18,684

2000
Sales (A)	$66,171	$28,842	$95,013
Operating income	7,805	4,165	11,970
Adjusted EBITDA	14,139	6,476	20,615

    Reconciliation of total segment adjusted EBITDA to consolidated (loss) income before taxes:

	2001	2000
Adjusted EBITDA
Total adjusted EBITDA for reportable segments	$18,684	$20,615
Depreciation and amortization	(7,893)	(8,110)
Interest, net	(10,275)	(10,043)
Restructuring and other non-recurring charges	(1,156)	(535)
Other reconciling items	(202)	2,472

Consolidated (loss) income before income taxes	$(842)	$4,399

    Six months ended June 30,

	North America	International	Total
2001
Sales	$132,988	$64,371	$197,359
Operating income	3,230	12,715	15,945
Adjusted EBITDA	22,232	16,241	38,473

2000
Sales (A)	$124,911	$58,670	$183,581
Operating income	11,521	8,881	20,402
Adjusted EBITDA	24,067	12,868	36,935

    Reconciliation of total segment adjusted EBITDA to consolidated (loss) income before taxes:

	2001	2000
Adjusted EBITDA
Total adjusted EBITDA for reportable segments	$38,473	$36,935
Depreciation and amortization	(15,629)	(15,997)
Interest, net	(19,279)	(20,147)
Restructuring and other non-recurring charges	(6,899)	(535)
Other reconciling items	(1,141)	1,142

Consolidated (loss) income before income taxes	$(4,475)	$1,398

(A)
Beginning fourth quarter of 2000, shipping and handling charges are required to be included in sales. Prior year period information has been reclassified to conform to the change in reporting requirements.

NOTE 7—CASH FLOW INFORMATION

    For the six months ended June 30, 2001, Federal, state and foreign income taxes paid, net of tax refunds, resulted in a cash inflow of $2,545. Federal, state and foreign income taxes paid for the six months ended June 30, 2000 totaled $1,440. Interest paid during the six months ended June 30, 2001 and 2000 totaled $17,556 and $19,485, respectively.

NOTE 8—RESTRUCTURING AND OTHER NON-RECURRING CHARGES

    During the first quarter of 2001, the Company recorded a charge of $3,379 for restructuring activities. This restructuring is related to efforts aimed at process improvement and streamlining of operations in the North American business and resulted in the elimination of 70 positions. The restructuring charges are composed of severance and related benefits of $2,879 and consulting fees of $500. As of June 30, 2001, approximately $2,483 of employee termination costs have been paid to 68 employees, and $500 has been paid for consulting fees. The remaining accrual of $396 for employee termination costs is expected to be paid during the remainder of 2001.

    The Company made cash payments of $1,127 during the six months ended June 30, 2001 for restructuring activities initiated in 2000. These payments are related to restructuring activities in the manufacturing facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The Company's payments made during 2001 for these restructuring activities comprise $991 for severance and related benefits and $136 for termination of a product distribution agreement. The remainder of the restructuring charges is expected to be paid in 2001. At June 30, 2001, $709 was accrued for such restructuring costs.

    The Company recorded non-recurring charges of $3,520 in the six months ended June 30, 2001 related to obtaining an amendment to ALARIS Medical Systems' bank credit agreement. The charges relate to legal, advisory and other consultant expenses incurred by the Company and its lenders, which the Company is required to pay.

NOTE 9—CONTINGENCIES AND LITIGATION

Government Regulation

    In October 1999, the Company received a warning letter from The United States Food and Drug Administration (the "FDA") related to earlier inspections of the San Diego-based manufacturing facility. The letter stated that the Company would be required to submit to the FDA periodic certifications as to its state of compliance based on the outcome of inspections conducted by outside regulatory consultants employed by the Company. On April 29, 2000, the Company's president and chief executive officer, David L. Schlotterbeck, certified to the FDA that, to the best of his knowledge, the Company had initiated or completed all corrections called for in the report issued by the independent consultant. On July 10, 2000, the Company received correspondence from the FDA indicating that the certification adequately addressed the FDA's concerns. In this connection, in August 2000, the FDA completed an inspection of the Company's San Diego-based manufacturing facility. In April 2001, the FDA completed another inspection of the Company's San Diego-based manufacturing facility. In this connection, the Company received an Establishment Inspection Report ("EIR") from the FDA, which is evidence that the FDA's inspection is closed. On April 27, 2001, Mr. Schlotterbeck again certified to the FDA that, to the best of his knowledge, the Company has initiated or completed all corrections called for in the report issued by the independent consultant.

Litigation

    On December 5, 2000, the Company filed a lawsuit in the United States District Court for the Southern District of California, seeking a declaration that the Company's needle-free system (the "System") does not infringe a certain patent (the "Filtertek Patent") owned by Filtertek Inc. ("Filtertek") relating to Filtertek's needlefree system (the "Filtertek System") or, if it does, that the Filtertek Patent is invalid.

    On March 9, 2001, Filtertek filed a lawsuit in the United States District Court for the Northern District of Illinois, Western Division, seeking unspecified damages and equitable relief from the Company and Medex Inc. ("Medex"), alleging that the System violates the Filtertek Patent, and seeking, as well, a declaration, against Medex only, that the Filtertek System does not infringe a patent relating to needle free technology (the "Medex Patent") licensed by Medex to the Company on an exclusive basis.

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

    The Company sells a full range of products through a worldwide direct sales force consisting of over 250 sales persons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales by the Company's International business unit represented 30.2% and 32.6% of the Company's total sales for the three and six months ended June 30, 2001. For the six months ended June 30, 2001, the Company had sales of $197.4 million and Adjusted EBITDA of $38.5 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.7	54.1	51.2	53.4

Gross margin	49.3	45.9	48.8	46.6
Selling and marketing expenses	20.0	18.7	19.4	20.0
General and administrative expenses	12.8	10.0	12.2	10.5
Research and development expenses	7.0	5.4	6.9	6.0
Restructuring and other non-recurring charges	1.2	0.6	3.5	0.3
Lease interest income	1.4	1.4	1.3	1.3

Income from operations	9.7	12.6	8.1	11.1
Interest expense, net	(10.4)	(10.6)	(9.8)	(11.2)
Other, net	(0.2)	2.6	(0.6)	0.9

(Loss) income before income taxes	(0.9)	4.6	(2.3)	0.8
Provision for (benefit from) income taxes	0.5	2.2	(0.2)	0.4

(Loss) income from continuing operations	(1.4)	2.4	(2.1)	0.4
Loss from operations of discontinued business (net of tax)	—	(0.4)	—	(0.4)
Gain on disposal of discontinued business (net of tax)	—	—	1.9	—

Net (loss)/income	(1.4)%	2.0%	(0.2)%	—

Other Data:
Adjusted EBITDA	19.0%	21.7%	19.5%	20.1%
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Adjusted EBITDA (1)	$18,684	$20,615	$38,473	$36,935
Restructuring and other non-recurring charges	(1,156)	(535)	(6,899)	(535)
Depreciation and amortization (2)	(7,893)	(8,110)	(15,629)	(15,997)
Interest income	585	266	1,219	489
Interest expense	(10,860)	(10,309)	(20,498)	(20,636)
Other, net	(202)	2,472	(1,141)	1,142
(Provision for) benefit from income taxes	(510)	(2,123)	290	(581)

Net (loss)/income from continuing operations	$(1,352)	$2,276	$(4,185)	$817

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

    The Company's sales results are reported consistent with the Company's two geographical business segments: North America and International. The following table summarizes sales to customers by each business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in millions)		(in millions)
North America sales	$68.8	$66.2	$133.0	$124.9
International sales	29.7	28.8	64.4	58.7

Total sales	$98.5	$95.0	$197.4	$183.6

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Sales

    Sales increased $3.4 million, an increase of 6% in constant currency (4% as reported) for the quarter ended June 30, 2001 compared with the same quarter last year. North America sales were $68.8 million, an increase of $2.6 million, or 4%, compared with the second quarter of 2000. The increase was primarily due to increased volume of drug infusion disposable administration sets.

    International sales were $29.7 million, an increase of 11% in constant currency (3% as reported). The increase was primarily due to increased volume of drug infusion disposable administration sets.

Gross Margin

    Gross profit increased $4.9 million, or 11%, during the quarter ended June 30, 2001 compared with the same quarter last year. This increase was due to the increase in sales and an increase in the gross margin percentage. The gross margin percentage increased to 49.3% in the second quarter of 2001, from 45.9% in the second quarter of 2000. The improved margin was due to the worldwide product mix of increased disposables sales, which have higher margins than instruments, and continuing manufacturing efficiencies and improvements.

Selling and Marketing Expenses

    Selling and marketing expense increased $1.9 million, or 11%, during the quarter ended June 30, 2001 compared with the same period in 2000 due to higher sales volume resulting in increases in sales compensation and distribution costs. Also contributing to this increase was higher marketing expenses related to new product launch strategies. As a percentage of sales, selling and marketing expenses increased to 20.0% for the second quarter of 2001 from 18.7% in the second quarter of 2000.

General and Administrative Expenses

    General and administrative expenses increased $3.1 million, or 32%, during the three months ended June 30, 2001 compared with the three months ended June 30, 2000. As a percent of sales, general and administrative expenses increased to 12.8% in the second quarter of 2001 from 10.0% in the second quarter of 2000. The increase is due to higher costs for employee benefits, legal and consulting expenses. The higher benefits costs include significantly higher bonus accruals (scheduled for payment in 2002) based on the Company's turnaround. A large portion of these bonuses is not anticipated to be repeated in fiscal year 2002.

Research and Development Expenses

    Research and development expenses increased approximately $1.8 million, or 35%, during the three months ended June 30, 2001 compared with the three months ended June 30, 2000. The increase is due to spending associated with new product development and is consistent with the Company's strategic plans to increase the level of investment in its new product pipeline. As a percentage of sales, spending on research and development increased to 7.0% for the second quarter of 2001, compared with 5.4% for the second quarter of 2000.

Restructuring and Non-recurring Charges

    The Company recorded a non-recurring charge of $1.2 million in the second quarter of 2001 for legal and advisory expenses related to obtaining an amendment to ALARIS Medical Systems' bank credit agreement. The amendment was completed in April, 2001.

    The 2000 restructuring costs represent restructuring activities that involved the Company's manufacturing facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The restructuring charges taken during the second quarter of 2000 included severance ($0.3 million), legal ($0.1 million) and project termination costs ($0.1 million).

Income from Operations

    Income from operations decreased $2.3 million during the three months ended June 30, 2001 compared with the three months ended June 30, 2000 due to the planned increases in operating expenses previously described more than offsetting the increase in gross profit. Management believes the strategic increases in the current year operating expenses are essential to accelerate longer-term profitability.

Adjusted EBITDA

    Adjusted EBITDA decreased $1.9 million during the three months ended June 30, 2001 compared with the three months ended June 30, 2000. As a percentage of sales, Adjusted EBITDA decreased from 21.7%, or $20.6 million, during the three months ended June 30, 2000 to 19.0%, or $18.7 million, during the three months ended June 30, 2001 due to the reasons discussed above. (See note (1) under subcaption "Results of Operations" contained in caption "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Interest Expense

    Interest expense increased $0.6 million, or 5%, during the three months ended June 30, 2001 compared with the three months ended June 30, 2000 due to higher interest rates in 2001 on the Company's other outstanding debt. As a result of the amendment in April to the Company's credit facility, interest rates were increased and now include paid-in-kind (PIK) interest which is added to the outstanding principal balance quarterly. (See Liquidity and Capital Resources.)

Interest Income

    Interest income increased $.3 million during the quarter ended June 30, 2001 compared with the same quarter in 2000 as a result of higher cash balances during the current period compared with the prior year period.

Other Income (Expense)

    Other income (expense) decreased to $0.2 million of expense during the quarter ended June 30, 2001 compared with $2.5 million of income for the same period in the prior year. In the second quarter of 2000, ALARIS favorably resolved two tradename disputes, receiving payments of and recognizing other income of approximately $2.8 million.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Sales

    For the six months ended June 30, 2001, sales were $197.4 million, an increase of $13.8 million, or 11% in constant currency (8% as reported) compared with $183.6 million reported for the same period in the prior year. The increase in sales is primarily due to increased volume of disposable administration sets. On a constant currency basis, International sales increased 19% for the first six months of 2001 compared with the same period in 2000.

Gross Margin

    Gross margin increased $10.8 million, or 13%, during the six months ended June 30, 2001 compared with the six months ended June 30, 2000 due to higher sales and an increase in gross margin percentage. The gross margin percentage increased to 48.8% in the six months ended June 30, 2001, from 46.6% in the six months ended June 30, 2000. Contributing to the margin increase in 2001 was the overall worldwide mix of increased disposables sales, which have higher margins than instruments, higher International sales which typically carry higher margins than U.S. sales and continuing manufacturing efficiencies and improvements.

Selling and Marketing Expenses

    Selling and marketing expenses increased $1.6 million, or 4%, during the six months ended June 30, 2001 compared with the six months ended June 30, 2000 due to higher sales volume resulting in increases in sales compensation and distribution costs, partially offset by lower spending related to worldwide sales meetings in 2001. As a percentage of sales, selling and marketing expenses decreased to 19.4% for 2001 from 20.0% for 2000.

General and Administrative Expenses

    General and administrative expenses increased $4.9 million, or 25%, during the six months ended June 30, 2001 compared with the six months ended June 30, 2000. As a percentage of sales, general and administrative expense increased to 12.2% during the six months ended June 30, 2001 compared with 10.5% for the same period in the prior year. The increase is due to higher costs for employee benefits, legal, consulting and information technology expenses. The higher benefit costs include significantly higher bonus accruals (scheduled for payment in early 2002) based on the success of the Company's turnaround. A large portion of these bonuses is not anticipated to be repeated in fiscal year 2002.

Research and Development Expenses

    Research and development expenses increased approximately $2.6 million, or 24%, during the six months ended June 30, 2001 compared with the six months ended June 30, 2000. The increase is due to spending associated with new product development and is consistent with the Company's strategic plans to increase the level of investment in its new product pipeline. As a percentage of sales, spending on research and development increased to 6.9% for the first six months of 2001, compared with 6.0% for the prior year comparative period.

Restructuring and Non-recurring Charges

    During the six months ended June 30, 2001, the Company recorded a charge of $3.4 million for restructuring activities. This restructuring is related to efforts aimed at process improvement and streamlining of operations in the North American business and resulted in the elimination of 70 positions. The restructuring charges are composed of severance and related benefits of $2.9 million and consulting fees of $.5 million. As of June 30, 2001, approximately $2.5 million of employee termination costs have been paid to 68 employees, and $.5 million has been paid for consulting fees. The remaining accrual of $.4 million for employee termination costs is expected to be paid during the remainder of 2001.

    The Company recorded non-recurring charges of $3.5 million in the six months ended June 30, 2001 related to obtaining an amendment to ALARIS Medical Systems' bank credit agreement. The charges relate to legal, advisory and other consultant expenses incurred by the Company and its lenders, which the Company is required to pay.

    The 2000 restructuring costs represent restructuring activities that involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. The restructuring charges taken during the first six months of 2000 included severance ($0.3 million), legal ($0.1 million) and project termination costs ($0.1 million).

Income from Operations

    Income from operations decreased $4.5 million, or 22%, during the six months ended June 30, 2001 compared with the six months ended June 30, 2000 due to the planned increases in operating expenses previously described more than offsetting the increase in gross profit.

Adjusted EBITDA

    Adjusted EBITDA increased $1.5 million during the six months ended June 30, 2001 compared with the six months ended June 30, 2000. As a percentage of sales, Adjusted EBITDA decreased from 20.1%, or $36.9 million, during the six months ended June 30, 2000 to 19.5%, or $38.5 million, during the six months ended June 30, 2001 due to the reasons discussed above. (See note (1) under subcaption "Results of Operations" contained in caption "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Other Income (Expense)

    Other income (expense) decreased to $1.1 million of expense during the six months ended June 30, 2001 compared with $1.1 million of income for the same period in the prior year. During the first six months of 2000, the Company received payments of $2.8 million as the result of a favorable resolution of two tradename disputes.

Discontinued Operations

    During the third quarter of 2000, the Company sold its Instromedix® division to Card Guard Technologies, Inc. ("Card Guard") The agreement with Card Guard provided that the Company would assist the buyer in setting up a fully independent headquarters and manufacturing facility. During the first quarter of 2001, the Company completed its obligations related to the agreement and recorded a gain of $3.7 million, net of taxes. During the second quarter of 2000, loss from discontinued operations for the Instromedix division were $.8 million, net of taxes.

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

    At June 30, 2001, the Company had outstanding indebtedness of $355.2 million. ALARIS Medical Systems has a credit facility with a group of banks and other lenders consisting of term loans and a revolving credit facility (the "Credit Facility"). Indebtedness under the Credit Facility bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. The indebtedness under the Credit Facility is secured by substantially all of the assets of ALARIS Medical Systems and is guaranteed by Holdings. At June 30, 2001, outstanding indebtedness under the Credit Facility was $155.2 million. In addition to indebtedness under the Credit Facility, at June 30, 2001, ALARIS Medical Systems also had outstanding $200 million of 9 3/4% Senior Subordinated Notes due 2006 (the "Notes").

    The Company projected not meeting certain 2001 financial covenants contained in the Credit Facility agreement. As a result, in April 2001, the Company obtained an amendment (the "Amendment") to the terms of the Credit Facility. The Amendment included the following: (i) a provision providing for changes to certain financial performance covenants for each applicable period from March 31, 2001 through December 31, 2003; (ii) a provision providing for increases to the interest rates on each of the debt tranches; (iii) a provision providing for a decrease in the revolving line of credit from $60 million to $20 million; and (iv) a provision allowing ALARIS Medical Systems to borrow (as part of the Credit Agreement or otherwise) up to an additional $15 million from a lender it must first locate and to use the funds so borrowed to repurchase Holdings' 7 1/4 Convertible Subordinated Debentures due January 15, 2002 ("Convertible Debentures"). The $15 million is the maximum that can be borrowed and used for this purpose by ALARIS Medical Systems under the terms of the Notes. The changes to the financial performance covenants were developed based on the Company's strategic plans and were designed to allow the Company access to the $20 million credit line.

    The Credit Facility and the indenture governing the Notes (the "Notes Indenture") permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures (in the case of the Credit Facility, so long as there exists no default or event of default thereunder). However, both the Credit Facility and the Notes Indenture prohibit ALARIS Medical Systems from making distributions to Holdings which would enable it to fund repayment of the Convertible Debentures at maturity, unless ALARIS Medical Systems has achieved certain financial performance targets. Since management does not believe that ALARIS Medical Systems will meet such tests, it is exploring various alternatives under which such repayment obligations could be satisfied. Although the Company has not obtained a financing commitment from its existing lenders, management remains confident that the Company will have an appropriate and timely solution to this matter. Management believes that the terms provided in the Amendment for this borrowing should be sufficient to obtain this borrowing. However, since no lender has yet actually agreed to do so, there can be no assurance that ALARIS Medical Systems will be able to borrow the $15 million it is seeking. In any event, a default by Holdings on all or any portion of its $16.2 million outstanding principal payment obligations under the Convertible Debentures, whether as a result of the Holdings' failure to obtain the funds necessary to purchase, or repay, all outstanding Convertible Debentures, or otherwise, would likely result in an event of default under, and possible acceleration of the obligations under, the Credit Facility, the Notes and the Senior Discount Notes.

    Management believes that if the Company can successfully arrange for the repayment or purchase of the Convertible Debentures at, or prior to, maturity, it will generate cash flow from operations, together with its existing cash, sufficient, on both a long- and short-term basis, to fund its operations, make planned capital expenditures and make scheduled principal amortization and interest payments under the Credit Facility and interest payments on the Notes. However, on a long-term basis, the Company may not generate sufficient cash flow from operations to make scheduled interest payments on behalf of Holdings on its outstanding $150.9 million (including accretion) of 11 1/8 Senior Discount Notes due 2008 (the "Senior Discount Notes") beginning in 2004, repay the Notes at maturity in 2006, or to repay the Senior Discount Notes at maturity in 2008. Accordingly, the Company may have to seek to refinance the Notes and Holdings may have to seek to refinance the Senior Discount Notes at or prior to maturity or sell assets or raise equity capital to service its indebtedness in the long term. There can be no assurance that the Company would be successful in such efforts. Based on current interest rates and debt outstanding as of June 30, 2001, the Company is required over the next twelve months, to make principal and interest payments under its Credit Facility in the amount of $39.9 million and principal and interest payments on the Notes in the amount of $19.5 million. Annual principal amortization of the Company's indebtedness is $9.9 million for the remaining six months of 2001, and $26.5 million and $31.2 million for 2002 and 2003, respectively. In addition, the Company's ability to fund its operations, to make planned capital expenditures, to make scheduled principal and interest payments and to meet the financial performance covenants in the amended Credit Facility will depend on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

    Net cash provided by operating activities for the six months ended June 30, 2001 was $34.3 million compared with $17.1 million provided by operating activities in the same period of 2000. Net cash provided by investing activities for the six months ended June 30, 2001 was $1.0 million, which included $8.1 million of net proceeds from the sale of a discontinued operation. Net cash used by investing activities for the six months ended June 30, 2000 was $9.6 million. Net cash used in financing activities for the six months ended June 30, 2001 and 2000 was $11.9 million and $8.5 million, respectively, and was primarily composed of principal payments on long-term debt.

    During the first six months of 2001, the Company made cash payments of $3.0 million for restructuring costs initiated in 2001. This restructuring related to efforts aimed at process improvement and streamlining of operations in the North America business and resulted in the elimination of 70 positions and a $3.4 million charge to the income statement. Cash payments related to this restructuring were primarily for severance and related benefits. At June 30, 2001, $.4 million of these estimated restructuring costs were accrued and are expected to be paid during 2001.

    The Company made cash payments of $1.1 million during the first six months of 2001 for restructuring activities initiated in 2000. These payments are related to restructuring activities in the manufacturing facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The Company's payments made during the six months of 2001 for these restructuring activities comprise $1.0 million for severance and related benefits and $.1 million for termination of a product distribution agreement.

The remainder of the restructuring charge is expected to be paid in 2001. At June 30, 2001, $.7 million was accrued for such restructuring costs.

    The Company made capital expenditures of $6.2 million during the six months ended June 30, 2001 and anticipates additional capital expenditures not to exceed $14 million during the remainder of 2001.

Backlog

    The backlog of orders, believed to be firm, at June 30, 2001 and 2000 was $15.6 million and $6.1 million, respectively. Included in the $15.6 million is $8.8 million of orders related to the Company's recently released MEDLEY Patient Care Systems. Orders for this product have not previously been included in the backlog amount, as the product was not yet released.

Foreign Operations

    The Company has significant foreign operations and, as a result, is subject to various risks arising therefrom, including without limitation, foreign currency risks. This risk has not materially changed during 2001. Due to changes in foreign currency exchange rates during 2001 and 2000, primarily a strengthening of the U.S. dollar, the Company's functional currency, against many European currencies, the Company recognized a foreign currency transaction loss of $1.5 million during both the six months ended June 30, 2001 and 2000. For the six months ended June 30, 2001 and 2000, approximately 35% and 34% of the Company's sales and 26% and 31% of the Company's operating expenses were denominated in currencies other than the Company's functional currency. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency. During the first quarter of 2001, the Company entered into certain contracts to manage the risk of foreign currency fluctuations. (See "Foreign Exchange Risk Management" and Note 2 to the Condensed Consolidated Financial Statements.)

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

Forward-Looking Statements

    Forward-Looking Statements in this report are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation: the effect of legislative and regulatory changes effecting the health care industry; the potential of increased levels of competition; technological changes; the dependence of the Company upon the success of new products (including the MEDLEY™ Patient Care System) and ongoing research and development efforts including obtaining regulatory approvals; restrictions contained in the instruments governing the Company's indebtedness; the significant leverage to which the Company is subject; and other matters referred to in this report.

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

Foreign Exchange Risk Management

    As part of the plan to manage the risk of foreign currency fluctuations, the Company anticipates entering into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with identified exposures. The purpose of the hedging is to minimize the effect of foreign currency exchange rates on cash flows the Company receives from its foreign subsidiaries. All foreign currency contracts are denominated in the currencies of major industrial countries. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Premiums on foreign currency options and any gains realized on such options that qualify as hedges are deferred and recognized in income when the underlying hedged transaction occurs. Foreign currency transactions that would not qualify as hedges would be marked to market on a current basis with gains and losses recognized through income. In addition, any previously deferred gains and losses on hedges, which are terminated prior to the transaction date, would be recognized in current income when the hedge is terminated.

    As a matter of policy, the Company will only enter into contracts with counterparties that have at least an investment grade or equivalent credit rating from a major rating agency. The counterparties to these contracts are major financial institutions. The Company does not have significant exposure to any one counterparty. Management believes the risk of loss related to counterparty default is remote and would only consist of the net market value gain of the underlying instrument. The contracts will have varying maturities with none exceeding twelve months. Costs associated with entering into contracts are not expected to be material to the Company's financial results. The Company does not utilize derivative instruments for trading or speculative purposes. At June 30, 2001, there were no outstanding foreign currency forward contracts. Foreign currency option contracts are discussed in Note 2 to the condensed consolidated financial statements.

Interest Rate Risk Management

    During the second quarter of 2000, the Company entered into an interest rate protection agreement ("swap") with a notional amount of $100.0 million to fix the interest rate charged on a portion of its bank credit facility term borrowings. The swap expires in February of 2002. The swap effectively changed the Company's interest rate exposure on its floating rate Credit Facility term debt, resulting in a weighted average interest rate as of June 30, 2001 of approximately 14.12%. Amounts currently due to or from the swap are recorded in interest expense in the period in which they accrue. A 10% increase (approximately one percentage point) in the applicable interest rate would result in a

$.3 million annual increase in interest expense. The weighted average rate as of June 30, 2001 reflects increased interest rates pursuant to the Amendment, composed of increases in periodic cash interest payments while term borrowings are outstanding plus payment-in-kind (PIK) interest that is payable at the maturity of the respective term borrowing.

Market Risk

    The Company incurs option premium cost in connection with its foreign currency hedging activities. The option premium cost represents the entire risk associated with these derivatives. Option premium costs are reflected in the period the underlying transaction is recognized.

    The Company has not incurred any direct cost in connection with the swap agreement. However, since entering into the agreement, the fair value of the swap has become negative. At June 30, 2001 the negative market value of the swap is $2.4 million, pre-tax. Should the Company terminate the swap in advance of expiration, the cost to the Company could be material.

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

ALARIS MEDICAL SYSTEMS, INC. (Registrant)

Date: August 9, 2001	By:	/s/ WILLIAM C. BOPP William C. Bopp Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
None

QuickLinks

ALARIS MEDICAL SYSTEMS, INC. INDEX
Form 10-Q Part 1—Item 1 Financial Information ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEET (Dollar amounts in thousands, except per share data)
ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited) (Dollars in thousands)
ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (Dollars in thousands)
ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited) (Dollar amounts in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Part I—Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II Other Information
SIGNATURES
EXHIBIT INDEX