Form 10-K405
period 2001-12-31
ALARIS MEDICAL SYSTEMS INC
filed 2002-03-08
CIK 1029069

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2001 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period from                              to

Commission file number 333-18687

ALARIS MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3800335 (I.R.S. Employer Identification Number)
10221 Wateridge Circle, San Diego, California (Address of principal executive offices)	92121 (Zip code)

Registrant's telephone number, including area code (858) 458-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

No common stock is held by nonaffiliates of the registrant.

As of February 4, 2002, the registrant had 100 shares of common stock outstanding.

Documents Incorporated By Reference

Portions of ALARIS Medical, Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2002 ("Proxy Statement"), are incorporated by reference as described in Part III.

FORWARD-LOOKING STATEMENTS

        Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" and "Factors That Could Affect Future Financial Condition and Results," and general conditions in the economy and capital markets.

PART I

ITEM 1. BUSINESS

Background

        ALARIS Medical Systems, Inc. ("ALARIS Medical Systems" or "ALARIS") was formed by the merger of two pioneers in infusion systems, IMED Corporation (then an ALARIS Medical, Inc. subsidiary) and IVAC Medical Systems, Inc. on November 26, 1996. ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. ("ALARIS Medical" or "Holdings"), formerly Advanced Medical, Inc., was incorporated on October 14, 1994 under the laws of the State of Delaware. ALARIS Medical Systems and its subsidiaries are collectively referred to as the "Company", "we", "our" and "us."

Overview

        We are a leading developer, manufacturer and provider of infusion systems and related technologies in the United States and internationally. Our intravenous infusion systems are used to deliver to patients one or more fluids, primarily pharmaceuticals or nutritionals, and consist of medication safety systems, single and multi-channel large volume infusion pumps, syringe pumps and dedicated and non-dedicated disposable administration sets.

        We have the largest installed base of large volume pump delivery lines in the United States hospital market, representing approximately 31% of such installed lines. We also believe that we have the number one or number two market position in the large volume pump segment or the syringe pump segment, or both segments, in Belgium, France, Italy, The Netherlands, Norway, Spain, Sweden, the United Kingdom, Australia, Canada, New Zealand and South Africa. In addition, we are a leading provider of patient monitoring products that measure and monitor temperature, with a substantial installed base of hospital thermometry systems in the United States. We also provide products which measure and monitor pulse, pulse oximetry and blood pressure. We sell our products primarily to the hospital market through a worldwide direct sales force of over 200 salespersons and more than 100 distributors to over 5,000 hospitals in more than 120 countries worldwide. For the year ended December 31, 2001, we had total sales of $412.8 million and Adjusted EBITDA (as defined herein) of $84.0 million.

        Our intravenous infusion systems require the use of disposable administration sets, which represent a significant portion of our sales. For the year ended December 31, 2001, we sold 91.8 million disposable administration sets, representing sales of $254.6 million, or 61.7% of total sales. In North America, each of our current large volume infusion pumps uses only dedicated disposable administration sets, which consist of plastic tubing and pump interfaces, designed and manufactured by or for us for that particular pump. We generate a recurring revenue stream from sales of our higher margin, dedicated, as well as non-dedicated, disposable administration sets and components to customers using our systems. Many of our disposable administration sets feature our proprietary SmartSite needle-free system, which is designed to reduce caregiver risks associated with accidental needlesticks.

We have registered, applied to register or are using the following trademarks referred to in this document: AccuSlide®, ALARIS®, ALARIS AEP™, ALARIS Medical Systems®, Asena™, CORE•CHECK®, Flo-Stop®, Gemini®, Gemini PC-1®, Gemini PC-2®, Gemini PC-2TX®, Gemini PC-4®, Guardrails™, IMED®, IVAC®, MEDLEY™, MedSystem III®, Patient Solutions, Inc.®, PCAM®, Profiles™, ReadyMED®, Signature Edition®, SmartSite®, SmartSite® Plus, TURBO•TEMP™, VersaSafe® and VITAL•CHECK®.

        We operate through two geographical business units:

  •
  Our North American business unit develops, manufactures and provides medication safety systems, infusion therapy devices, patient vital signs monitoring products and related disposables, primarily using a direct sales force for product distribution. Sales to North American customers generated $285.6 million (69.2% of total sales) and $53.1 million of Adjusted EBITDA (63.3% of total Adjusted EBITDA) for the year ended December 31, 2001.

  •
  Our International business unit develops, manufactures and provides infusion therapy devices, patient vital signs monitoring products and related disposables in Europe, Asia, Australia, New Zealand, South Africa and Latin America using both a direct sales force and product distributors in areas where we do not have a direct sales force. Distributor sales accounted for 10.3% of International sales in 2001. Sales to International customers generated $127.2 million (30.8% of total sales) and $30.9 million of Adjusted EBITDA (36.7% of total Adjusted EBITDA) for the year ended December 31, 2001.

Our Industry

        Infusion therapy generally involves the delivery of one or more fluids, primarily pharmaceuticals or nutritionals, to a patient through an infusion line inserted into the circulatory system. Infusion systems are differentiated based on a number of characteristics including size, weight, number of delivery channels, programmability, mechanism of infusion, cost and equipment service. One of the key differences among infusion systems is the level of control that such systems afford to both medical staffs and patients.

        The infusion systems sold in the markets in which we compete consist of single and multi-channel infusion pumps and disposable administration sets. Large volume pumps are volumetric devices that regulate flow by electronically measuring a specific volume of a fluid. These pumps administer precise, volumetrically measured quantities of fluids over a wide range of infusion rates by using positive pressure to overcome the resistance of the infusion tubing and the back pressure generated by the patient's circulatory system. Syringe pumps operate by gradually depressing the plunger on a standard disposable syringe, thereby delivering a more concentrated dose of medication at a very precise rate of accuracy. Disposable pumps are single use products designed for use primarily in alternate-site settings. Disposable administration sets act as the interface between the pump and the patient. They consist of plastic tubing and pump interfaces and are either dedicated (designed and manufactured for use only with a particular pump) or non-dedicated (usable with various pumps of one or more manufacturers), or with no pumps in a gravity mode.

        The total addressable worldwide infusion therapy market is estimated to exceed $1 billion annually, approximately $600 million of which represents the current U.S. market. The U.S. hospital market consists of over 5,000 hospitals with a total of over 950,000 beds. Within this market, cost containment measures imposed and proposed by federal and state regulators and private payers, combined with increased utilization review and case management, have led to greater financial pressure on hospitals. In response to these cost-containment pressures, most hospitals in the United States participate in group purchasing organizations (GPOs). GPOs typically enter into exclusive purchase commitments with one or two providers of infusion systems and/or patient monitoring products for a three to seven year term. We have long-term contracts with most major GPOs in the United States. In addition, we have long-term supply contracts with the U.S. federal government and other U.S. governmental entities. Approximately 70% of our U.S. sales are covered by such GPO and government contracts. The existence of GPOs has led to downward pricing pressure on manufacturers of medical products, including ALARIS, and greater use of care settings outside the hospital (the alternate-site setting) for treatment.

        The alternate-site market encompasses all healthcare provided outside the hospital and comprises primarily home healthcare, freestanding clinics, skilled nursing facilities and long-term care facilities. The market for infusion systems used in the alternate-site market has experienced a greater growth rate than that of the hospital market. This growth is primarily attributable to advances in technology that have facilitated the provision of care outside of the hospital, an increased number of illnesses and diseases considered to be treatable with home infusion therapy and increased acceptance by the medical community of, and patient preference for, non-hospital treatment.

        The International infusion systems market is much more regionalized and fragmented than the U.S. market. We believe that the International infusion therapy market, which includes infusion pumps, controllers and disposable intravenous sets, is in excess of $500 million annually. Unlike the U.S. market, syringe pumps represent a significant share of total infusion pump placements in the International market. We expect the trend toward utilization of syringe pumps to continue internationally as hospitals favor the lower cost associated with syringe pumps and focus on administering pharmaceuticals and nutritionals to patients in higher concentrations. The majority of revenues in the International market are derived from hospitals, while the alternate-site market is in a developmental stage.

        Over the past several years, the healthcare community, particularly in the U.S., has increasingly focused on patient and caregiver safety involving intravenous therapy and use of needles in hospitals. As treatment regimens have become more complex and as the critically ill constitute an increasing percentage of hospital patients, the average hospital patient now requires a greater number of intravenous lines and more potent therapeutics, thereby creating a greater need for technologically-advanced infusion systems. As the reliance on intravenous therapy and the potency of the drugs administered have increased in recent years, the need for precise administration and monitoring of intravenous fluids has risen significantly and the incidence of costly intravenous medication errors has become a significant concern. A leading study on medication errors in two pediatric hospitals conducted by Dr. David Bates of Brigham & Women's Hospital in Boston, Massachusetts found that 54% of potential adverse drug events (ADEs) were associated with intravenous therapy, while 60% of the most serious potential ADEs were associated with intravenous therapy. Another study by this group estimated that the annual cost associated with preventable ADEs in one 700-bed adult hospital was $2.8 million per year, not including the costs of injury to patients or potential medical malpractice costs.

        In addition to concerns about intravenous medication errors, there is increasing pressure by regulatory agencies in the United States, such as the Occupational Safety and Health Administration, or OSHA, and the United States Food and Drug Administration, or FDA, as well as some states, for more stringent control of needles in hospitals to reduce the risk to healthcare workers and patients associated with the transmission of blood-borne diseases. OSHA requires hospitals to put in place systems to reduce the potential for accidental needlesticks and the FDA recommends using needle-free systems or protected needle systems to replace hypodermic needles for accessing intravenous lines.

        We have responded to this increasing emphasis on patient and caregiver safety by introducing products which are designed to reduce risks associated with intravenous therapy and the use of needles. The Guardrails Safety Software which is incorporated into our new MEDLEY Medication Safety System is designed to help reduce preventable ADEs by allowing an institution to program the Programming Module with its own parameters for specific drugs and medical units and by alerting clinicians if dosages and flow rates are set outside these limits. Our disposable administration sets offer safety features designed to prevent the unregulated flow of fluids into a patient's blood stream. We also offer disposable administration sets utilizing our SmartSite needle-free system, which helps protect against risks associated with accidental needlesticks.

        Patient monitoring instruments are used to measure temperature, pulse, blood pressure, and other vital signs. Instruments sold in this market have varying levels of technological sophistication and are used in a variety of diagnostic and healthcare settings. Our patient monitoring products compete in discrete market niches, each with different competitive dynamics. We operate primarily in two patient monitoring products markets: hospital thermometry systems and stand-alone, non-invasive, multi-parameter instruments.

Products and Services

        We manufacture and market medication safety systems, single and multi-channel infusion pumps and dedicated and non-dedicated disposable administration sets, many of which feature our proprietary SmartSite needle-free system, for use with infusion applications. Our infusion pumps include large volume infusion pumps such as its Gemini series, Signature Edition Family, MedSystem III, Asena GW, and syringe infusion pumps such as P1000, P3000, PCAM, P6000, P7000 and Asena GS, GH and CC, which are sold primarily in Western Europe, and disposable pumps such as the ReadyMED for use in the alternate-site setting. Our large volume infusion pumps require the use of higher margin dedicated disposable administration sets. We also sell non-dedicated disposable administration sets, including several needleless devices, for use in many infusion applications. We also manufacture and market hospital thermometry instruments and related disposable probe covers, and stand-alone, non-invasive, multi-parameter instruments which measure and monitor a combination of temperature, pulse and blood pressure and other vital signs.

ALARIS Infusion Systems

        We offer a wide variety of infusion systems designed to meet the varying price and technological requirements of our diverse worldwide customer base. For the year ended December 31, 2001, our infusion systems sales (pumps and disposable administration sets) were $356.1 million, representing 86.3% of total sales. Of this amount, infusion pumps and disposables accounted for $101.5 million and $254.6 million of total sales during that period, respectively. Disposable administration sets for 2001 for the North America and International business units were $179.3 million and $75.3 million, respectively.

Our infusion systems include the following:

        The MEDLEY Medication Safety System.    Several years ago, we and our customers identified the need for an integrated technology platform that could redefine the accuracy and safety of drug infusion instruments, while simultaneously improving documentation and capital asset utilization. We responded with the MEDLEY system, the first patient care system of its kind approved for use in the United States. The MEDLEY system is a modular medical technology platform that integrates infusion and an institution's clinical best practice guidelines to achieve optimal outcomes. We shipped the first MEDLEY systems in May 2001 and we implemented a full market release of this system in December 2001.

        The MEDLEY system offers several key advantages over traditional infusion instruments:

  •
  Modular medical technology gives an institution an expandable, integrated system to improve patient care. The building blocks of the MEDLEY system consist of a Programming Module, one or more infusion pumps or other modules and related dedicated disposables. The first module approved for use with the MEDLEY system is the large volume pump, which can be configured, as needed, as a one to four channel infusion device. Unlike traditional infusion pumps which are sold with a fixed number of channels (one to four), each of the MEDLEY system modules represents a single channel which can be added to other modules to address particular needs in a hospital setting.

  •
  The Guardrails Safety Software in each Programming Module provides passive protection from bedside medication errors involving intravenous medications, a costly problem that has received an increasing amount of attention in the U.S. and worldwide. The MEDLEY system is designed to help reduce preventable adverse drug events (ADEs) by allowing an institution to program the Programming Module with its own parameters for specific drugs and medical units and by alerting clinicians if dosages and flow rates are set outside these limits.

  •
  Advanced programming capabilities allow product line extension, such as pulse oximetry, which was launched in late 2001, and syringe pump modules, which we plan to introduce within the next nine months. We are also in the process of developing data management functionality and a patient-controlled analgesia (PCA) module.

  •
  Improved hospital capital asset utilization enabling a hospital to add to a Programming Module only those modules and number of lines needed for a particular patient's care. Therefore, rather than investing in fixed numbers of single and multi-channel pumps, a hospital can purchase a number of the MEDLEY system modules which can be used with any of its Programming Modules. Additionally, standardized interfaces for multiple modules allow for easier training of healthcare staff.

        With the MEDLEY system, our customers are able to tailor the treatment to the patient, which should reduce the cost of care, improve patient outcomes, assure compliance with customer-established clinical practice guidelines and promote "best practice" standards of medical treatment.

        Large Volume Pumps.    We sell various single channel and multi-channel large volume infusion pumps in North America and other markets where medical practice requires large amounts of hydration during infusion therapy. A single channel pump has only one fluid delivery line to the patient, while a multi-channel pump has two or more fluid delivery lines. Our large volume pumps service only a single patient and are used in both the general care and critical care settings. We also offer large volume pumps for alternate-site and hospital ambulatory use. Generally, when a patient requires more than one fluid delivery line, purchasing a multi-channel pump is more cost efficient than purchasing an equivalent number of single channel pumps. A large volume pump module is also available for the MEDLEY system.

        Our selection of large volume infusion pumps includes:

  •
  The Signature Edition Gold Line, a versatile, user-friendly line of infusion pumps, which includes a single channel and dual channel pump and incorporates intuitive user interface and advanced software capabilities, is designed for use primarily in hospitals. This line contains the following innovative features: a patented AccuSlide flow regulator, designed to minimize unregulated flow of fluids into a patient's blood stream; precision flow capability, designed to improve flow continuity and minimize hemodynamic changes; and Advanced Infusion Management (AIM), designed to provide unique early warning assessment tools for enhanced intravenous site management. Other standard features include an easy-to-use drug library, which permits dose and/or rate calculation; a multi-step feature, which allows the clinicians to pre-program up to nine steps for drug delivery; and a patented "learn-teach" communication link capability for biomedical engineers.

  •
  The Gemini Series, which consists of single, dual and four channel pumps, is based on a flexible hardware and software technology platform and is designed for use in all hospital settings. This technology platform has enabled us over time to offer incremental feature enhancements based on evolving customer needs. The Gemini series currently offers the following features: the Flo-Stop mechanism which is designed to minimize unregulated flow of fluids into a patient's bloodstream; independent channel operation; ability to switch from pump to controller mode without changing the disposable administration set; programmability to automatically taper-up and taper-down infusion rates to facilitate delivery of complex drug-dosing regimens; capability to operate in either micro mode (0.1 to 99.9 mL/hr) for use with neonatal patients, among others, or macro mode (1 to 999 mL/hr) for use with adult patients; drug dose calculation; pressure monitoring; pressure history and volume/time dosing; and nuisance alarm (alarms with no clinical significance) reduction.

  •
  The MedSystem III instrument is a compact, lightweight, programmable, three channel infusion pump used primarily in the critical care market and patient transport applications. The MedSystem III predecessor product line was acquired from Siemens Infusion Systems, Ltd. in September 1993. Since that time, we have invested significant resources in the MedSystem III pump. As a result of such investment, we believe that ALARIS improvements have made the MedSystem III device one of the smallest, most versatile and most technologically advanced multi-channel pumps currently on the market.

  •
  The Asena GW instrument is a small, lightweight single channel pump for nutritional and hydration therapy. It is intended to be used as part of the Asena patient care system and as such can be mounted into the ALARIS Dedicated Docking Station ("ALARIS DDS").

  •
  The 570 Series is a single channel pump used for general and critical care use.

  •
  The 597/598 Series is a simple to use, single channel pump with an easy-to-read control panel coupled with a large LED display. The 597/598 Series is lightweight, compact and robust enough to be used in any patient situation and is frequently used for delivery of nutritional products, for general care and alternate site use.

        Syringe Pumps.    We also sell a broad range of syringe infusion pumps which are used primarily in neonatal care, oncology, anesthesia and critical care. Syringe pumps deliver a smaller amount of fluid in more concentrated amounts, and are used where medical practice does not require large levels of hydration in connection with infusion therapy. While syringe pumps represent a relatively small portion of the industry installed base in the U.S. market, they are widely used in Western Europe, where they constitute approximately 60% of the infusion pump market. Syringe pumps are more widely used in Western Europe because of the general practice of administering medications in smaller volumes of fluid. We believe that we are one of the two largest suppliers of syringe pumps in western Europe, with a number one or number two installed base market share in seven Western European countries (United Kingdom, Belgium, France, Spain, The Netherlands, Norway and Sweden) and the number three installed base market position in two others (Germany and Italy). In addition, we believe that we have a number one installed base market share in South Africa and New Zealand.

        Our selection of syringe pumps includes:

  •
  The Asena syringe pump, the introduction of which was begun in the third quarter of 1999, is a family of compact, lightweight, high-featured pump with modular mounting and communications capability. In the fourth quarter of 2001, introduced the Asena patient care system, which combines the ALARIS DDS, the Asena syringe pump and the Asena GW large volume pump. The docking station features a versatile mounting system, known as a medical device interface, which allows a syringe pump to be mounted to a pole, a Draeger bar or the ALARIS DDS without adapters.

  •
  The P-Series syringe pumps may be used in a variety of hospital settings, such as neonatal, non-critical care and anesthesia applications.

  •
  The PCAM pump, an analgesia infusion pump, allows patients to control the delivery of pain medication. Designed for general care settings, the PCAM syringe infusion pump is one of the most advanced patient controlled analgesia infusion pumps on the European market today, with pre-programmed and user programmable drug delivery protocols, comprehensive patient history logging and an ergonomically designed handset with status indicator.

        Ambulatory Pumps.    We also offer the ReadyMED infusion pump for alternate-site and hospital ambulatory use. The ReadyMED ambulatory infusion pump is a compact, lightweight and disposable pump used in the intravenous administration of antibiotics in the alternate-site market, offering several key advantages over traditional systems. Traditional systems are gravity driven and require a patient to use a small intravenous bag and tubing set that must remain on an intravenous solution pole during infusion, thereby restricting the patient's movement. In contrast, our ReadyMED pump uses positive pressure and thereby allows the patient to carry the device in a pocket or wear it on a belt. We sell the ReadyMED pump through our alternate-site sales force and distribution network in the United States.

        Disposable Administration Sets and Needle-Free Access Products.    Our intravenous infusion systems require the use of disposable administration sets, which represent a significant portion of our sales. For the year ended December 31, 2001, we sold 91.8 million disposable administration sets, representing sales of $254.6 million, or 61.7% of total sales. Sales of disposable administration sets for the year ended December 31, 2001 for the North American and International business units were $179.3 million and $75.3 million, respectively. With the exception of certain models of the Asena GW family, all of our current large volume infusion pumps use only dedicated disposable administration sets, designed and manufactured by or for us for that particular pump. We manufacture and sell dedicated and non-dedicated disposable administration sets for use with our infusion pump systems. We generate a predictable and recurring revenue stream from sales of our higher margin, dedicated, as well as non-dedicated, disposable administration sets and components to customers using our systems.

        Our needle-free products are designed to permit access to disposable administration sets without the use of needles. Our disposable administration sets utilizing our SmartSite needle-free system offer a fully integrated, cost-effective design, which eliminates the need for separate caps and additional cannula components. These safety features help reduce the risk to healthcare providers of accidental needlesticks, which can result in the transmission of diseases, such as AIDS and hepatitis C. Our introduction of the SmartSite needle-free system has provided us with an opportunity to compete aggressively in the gravity extension set segment of the market with innovative, cost-effective needle-free gravity sets. In addition, the VersaSafe system utilizes a blunt, plastic cannula combined with a split-septum "Y" site. The VersaSafe system, which was developed through a cooperative development effort, is marketed under a distribution agreement with its manufacturer.

        These safety features continue to provide our customers with the latest cost-effective technology for our installed base of infusion pumps. Our needle-free access products have received strong interest from customers and provide us with an opportunity for incremental revenues.

ALARIS Patient Monitoring Products

        We operate primarily in two patient monitoring product markets: hospital thermometry systems and related disposables and stand alone, non-invasive, multi-parameter instruments. These products are widely used in hospital and alternate-site settings. For the year ended December 31, 2001, sales of our patient monitoring instruments and related dedicated disposables were approximately $33.4 million or 8.1% of total sales. Patient monitoring sales for North America and International for the year ended December 31, 2001 were $28.2 million and $5.2 million, respectively.

        Thermometry Systems.    We are a leader in hospital thermometry systems, which consist of thermometers and disposable probe covers, and maintain a strong market position in the United States. Our large installed base of hospital thermometry instruments allows us to generate predictable and recurring revenues from sales of our related dedicated disposable probe covers, which are the only probe covers which can be used with our thermometry instruments. For the year ended December 31, 2001, we sold over 602 million dedicated disposable probe covers.

        Our primary thermometry product is the electronic thermometer. Supplementing our TEMP•PLUS II product line, we introduced in 1999 the TURBO•TEMP thermometer, an improved, cost-effective and technologically advanced electronic thermometer designed to provide a faster temperature reading. We also manufacture and market the CORE•CHECK system, a thermometer that measures temperature by detecting the emission of infrared energy in the ear.

        Other Patient Monitoring Products.    We also sell stand-alone, non-invasive, multi-parameter patient monitoring products which measure a combination of pulse, pulse-oximetry, temperature and blood pressure.

        Since 1997, the VITAL•CHECK Vital Signs Monitor series has been marketed in U.S. and Canadian hospitals under a private label agreement with its manufacturer. The VITAL•CHECK 4400 series, marketed in the United States through an exclusive license agreement, measures non-invasive blood pressure, pulse oximetry, pulse and temperature. In August 2001, we released the VITAL•CHECK 4500 Vital Signs Monitor series (successor to the VITAL•CHECK 4200 series) with non-invasive blood pressure, heart rate and temperature monitoring features. Both monitor series utilize our IVAC thermometer technology.

        In January 2001, we introduced the ALARIS AEP monitor to the International market. This is a non-invasive auditory evoked potential monitoring device used to measure the level of consciousness during general anesthesia and to assess the effects of anesthetics on brain activity. The product is marketed through a global exclusive marketing agreement with its manufacturer. Using auditory evoked potential signals, the monitor performs fast extraction of such signals, delivering near real-time measurements of the level of consciousness during general anesthesia and intravenous sedation. The ALARIS AEP monitor enables anesthesiologists to directly assess the effects of anesthetics on brain activity. Our technology consists of a monitor that analyzes the brain's EEGs or brain waves and disposable sensors used to collect the data. The practice of level of consciousness monitoring is designed to improve the practice of anesthesiology by allowing for the minimal use of drugs, which should result in faster wake up times, reduced recovery time and reductions in the side effects associated with anesthesia. The ALARIS AEP monitor is the first commercially available monitor for measuring level of consciousness utilizing auditory evoked potential monitoring technology.

Customer Service

        We provide repair service for our products at certain of our facilities around the world or on-site at our customers' facilities and elsewhere through third-party contractors. Customers may elect to enter into service agreements or to receive service on a time-and-materials basis. We also train customers as to the use of our products and maintain a technical support help-line to answer customers' questions. We believe that the availability of such service helps maintain strong customer relations. Service of our products represented approximately 5% of our sales for the year ended December 31, 2001.

Marketing and Sales

        We have historically focused our sales efforts on the hospital market, which is still our primary market. In response to the industry shift toward healthcare delivery outside of the hospital, we have expanded our selling efforts and products to the alternate-site market, which includes home healthcare, freestanding clinics, skilled nursing facilities and long-term care facilities. Our sales strategy emphasizes increasing instrument placements and the number of units installed in order to increase sales of our proprietary disposable administration sets and probe covers. Sales representatives work closely with on-site primary decision-makers, which include physicians, pharmacists, nurses, materials managers, biomedical staff and administrators. We have over 5,000 hospital customers worldwide and sell our products through a combined direct sales force consisting of over 200 salespersons and through more than 100 distributors. No single hospital customer is material to our business or operations. The International unit utilizes product distributors in areas where we do not have a direct sales force. Distributor sales accounted for 10.3% of International sales for the year ended December 31, 2001.

        Our domestic marketing efforts are supported by a staff of nurses and pharmacists who consult with customers and provide ongoing clinical support in the evaluation, installation and use of our products. We believe our sales force in the United States and internationally plays a vital role in the effective introduction of new products.

        We have infusion device and patient monitoring contracts with GPOs in the United States, the U.S. federal government and other governmental entities, including the following:

Name	Drug Infusion	Thermometry		Needle-Free
	(Year in which contract expires)
AmeriNet, Inc.	2003	2002		2003
Healthtrust Purchasing Group, L.P. (f/k/a Columbia/HCA Healthcare)	—	2004		—
Health Services Corporation of America	2002	2002		2002
In-Source Health Services	2005	2005		2005
Managed Health Care Associates, Inc.	2003	2003		2003
Novation, LLC (VHA Inc.)	2005	—		2005
Premier Purchasing Partners, L.P.	2004	2005	*	2004
Magnet, Inc.	2003	2003		2003
Tenet Health Systems Medical, Inc. (Owned Facilities)	2007	—		2007
Broadlane, Inc. (f/k/aTenet Health Systems Medical, Inc. (Non-Owned Facilities))	2004	—		2004
U.S. Government/Federal Supplies Schedule	2006	2006		2006
*
On January 24, 2002, we were selected as one of two supply sources for Thermometry by Premier. The parties are in the process of finalizing the contract.

Manufacturing

        Our products are manufactured at plants in San Diego, California; Creedmoor, North Carolina; Tijuana, Mexico; and Basingstoke, England. The San Diego, California facility is the primary manufacturing facility for infusion pumps and patient monitoring instruments. The service operation for installed infusion pumps and patient monitoring instruments is also located in this facility. The Creedmoor, North Carolina facility manufactures automated sub-assemblies used in our disposable products and is a distribution center for disposable finished products. The Tijuana, Mexico facilities assemble a majority of the disposable products distributed worldwide, and the Basingstoke, England facility manufactures syringe pumps and large volume pumps which are sold primarily to the International market. Disposable products for International markets are currently supported through our Tijuana, Mexico and Creedmoor, North Carolina facilities, and a number of foreign manufacturers.

        Controls are established ensuring that manufactured and purchased parts products perform as expected by our customer. A system ensuring timely and effective corrective and preventative action is in place to manage non-conformities reported by customers or detected within our operations.

        We purchase raw materials worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials is generally available, and although we have not experienced any material delays in obtaining these materials we have, on occasion, experienced temporary delays for certain materials due to supplier shortages. In some situations, we have long-term supply contracts, although we purchase a significant amount of our requirements of certain raw materials by purchase order.

Research and Development

        We believe that a well-targeted research and development program constitutes an essential part of our activities and is an integral part of our business. We are actively engaged in research and development programs to develop and improve products. These activities are performed in the United States and, to a lesser extent, in the United Kingdom. For the year ended December 31, 2001, we expended approximately $27.1 million on in-house research and development. Substantially all of such amount was dedicated to the development of new products.

Patents, Trademarks and Proprietary Rights

        We rely heavily on patented and other proprietary technology. Our issued and pending patents are important to our competitive position. There can be no assurance that patent applications submitted by us or our licensors will result in patents being issued or that, if issued, such patents will afford sufficient protection against competitors with similar technology.

        In addition, we cannot assure you that any patents issued to or licensed by us will not be infringed or designed around by others, that others will not obtain patents that we will need to license or design around, that our products will not inadvertently infringe the patents of others, or that others will not manufacture and distribute similar products upon expiration of such patents. There can also be no assurance that our key patents will not be invalidated or that we or our licensors will have adequate funds to finance the high costs of prosecuting or defending patent validity or infringement issues.

        Our policy is to secure patent protection for significant inventions. As of December 31, 2001, we held 200 unexpired patents in the United States and 268 unexpired patents in foreign countries, principally in Europe, Canada, Japan and Australia. As of December 31, 2001, we had 29 additional applications pending or in preparation in the United States and 210 foreign applications pending. As of December 31, 2001, 130 of our United States patents and 175 of our foreign patents will expire within the next ten years. Due to ongoing development activities, we do not believe that the expiration of any such patents will, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or prospects.

        The patent positions of medical device firms, including ALARIS, are uncertain and involve complex legal and factual questions for which certain legal principles are unresolved. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Pursuant to international accords, the term of United States patents is 20 years from date of filing and certain provisions formerly favoring United States inventors over foreign inventors have been eliminated.

        Under the United States patent law, certain statutory remedies for patent infringement are no longer available for a medical practitioner's otherwise infringing performance of a medical activity. In the United States, a patent may not be enforced against a medical practitioner's performance, or the performance by a related healthcare entity of a "medical activity" which is defined as the performance of a medical or surgical procedure on a body. However, a "medical activity" does not include "the use of a patented machine, manufacture or composition of matter in violation of such patent." Hence, remedies are still available against manufacturers and distributors. This provision does not apply to patents issued based upon applications filed prior to September 30, 1996.

        We sell our products under a variety of trademarks, some of which are listed on page 3. We consider some of these trademarks to be of sufficient importance to warrant registration in the United States and various foreign countries in which we do business. We also rely on trade secrets, unpatented know-how and continuing technological advancement to maintain our competitive position. It is our practice to enter into confidentiality agreements with key technical employees and consultants. We cannot assure you that these measures will prevent the unauthorized disclosure or use of our trade secrets and know-how or that others may not independently develop similar trade secrets or know-how or obtain access to our trade secrets, know-how or proprietary technology. In addition, from time to time, we seek copyright protection for the software used in certain of our products and other original works fixed in tangible medium of expression.

Competition

        We face substantial competition in all of our markets. Some of our competitors have greater financial, research and development and marketing resources than we have. We estimate that our infusion pumps represent approximately 31% of the installed base of large volume infusion channels in the United States, with Baxter International, Inc., Abbott Laboratories, Inc. and B. Braun Medical, Inc., representing approximately 31%, 27% and 7% of such channels, respectively. Our principal competitors in the United States offer volume discounts based on bundled purchases of a broader range of medical equipment, pharmaceuticals and supplies than we sell, including infusion systems and intravenous solutions used with such systems. In the International market, our largest infusion system competitors include Graseby Medical Limited, Fresenius Medical Care AG and B. Braun Melsungen AG. The patient monitoring products market is fragmented by product type. Our key competitors in the North American market include Welch Allyn, Inc. and Sherwood-Davis & Geck in electronic and infrared thermometers, respectively.

        One of our business strategies is to be recognized as the intravenous medication safety company by developing or licensing technologically superior products, thereby providing customers with demonstrably superior clinical value through better capital asset utilization and better patient outcomes. We expect that this approach will improve our competitive position, as we believe that the competitive factors that are most important in our markets are quality of products and services, technological innovation and the value proposition of improving patient outcomes while reducing overall costs associated with patient care.

        The primary markets for our products are relatively mature and highly competitive. We believe our success is dependent on the development of new infusion technologies and products, new product categories and the development of other markets for our products. Our older infusion therapy product lines have experienced declining sales and market share recently, primarily due to competitors who offer volume discounts based on bundled purchases of a broader range of medical equipment and supplies, as well as to the aging of our core products. We intend to continue to introduce new products in order to offset future declines in sales and market share. We cannot assure you that new products will be successfully completed or marketed for sale, will not necessitate upgrades or technical adjustments after market introduction, can be manufactured in sufficient volumes to satisfy demand, or will offset declines in sales and market share experienced with respect to existing products.

Government Regulation

        Product Regulation.    The research, development, design, testing, production, export and marketing of our products are activities subject to extensive governmental regulation in the United States at both the federal and state levels, as well as in some other countries. Non-compliance with applicable requirements may result in a voluntary or mandatory recall, the detention or seizure of products, a requirement to repair, replace or refund the cost paid for our products and/or the total or partial suspension or cessation of production, the refusal of a government agency to allow clinical testing or the commercial distribution of products. In addition, failure to comply with these regulations can result in civil sanctions, fines or penalties and/or criminal prosecution of our company, officers and/or employees.

        FDA regulates the research, development, design, testing, production, export and marketing of medical devices in the United States. Virtually all of our current products are medical devices and as such are subject to regulation as medical devices by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (the FDC Act), medical devices are classified according to the level of risk they present. There are three classifications: Class I (the lowest level of risk), Class II and Class III. Class I devices are subject to general controls, which include company registration and device listing, compliance with FDA's "Quality Systems Regulation" as well as the requirements pertaining to the labeling and promotion of medical devices, taking the steps necessary to prevent product adulteration and/or misbranding, reporting of certain adverse events, and, for any product that is not exempt, obtaining an FDA pre-market clearance. There are also related record-keeping requirements included in the general controls. In addition to these general controls, Class II devices are subject to FDA's clearance of a 510(k) pre-market notification and special controls that may include performance standards, postmarket surveillance, patient registries, guidelines, recommendations and such other requirements as FDA deems necessary to provide reasonable assurance of safety and effectiveness. Class III devices must be approved by the FDA before they can be marketed. Some Class III devices may be cleared through 510(k) premarket notifications if FDA has not yet required premarket approval applications (PMAs) for that type of device. This premarket approval involves the preparation of an elaborate application which includes data gathered from extensive preclinical and clinical testing to prove to FDA's satisfaction that the device is safe and effective. New types of Class III devices will generally require PMAs.

        Our FDA-regulated products are Class II medical devices. Unless otherwise exempt, all Class II devices are required under the FDC Act to secure a 510(k) clearance prior to being distributed commercially in the United States. A medical device will receive 510(k) clearance from the FDA if it is found to be "substantially equivalent" to a "predicate device," namely, another legally marketed medical device that was on the U.S. market prior to May 28, 1976 or which has already received a 510(k) clearance from the FDA. It has been our experience that the process of obtaining a 510(k) clearance currently takes approximately three to four months from the date of submission. However, the review process for a particular product may be shorter or substantially longer depending upon the circumstances. Moreover, there can be no assurance that a 510(k) will be cleared. The 510(k) must include submission of supporting information, including labeling, and may be required to contain safety and efficacy data. If a product is not found by FDA to be "substantially equivalent" to a "predicate device," then the agency must either reclassify that device or approve a PMA application before it can be marketed in the United States. Under applicable statutes and regulations, the FDA will approve a PMA once it has reviewed the PMA application and determined that there is sufficient clinical data as well as other supporting information indicating that the device is safe and effective for its intended use(s). We believe that the PMA process typically takes more than a year from the time an application is submitted to the time of approval. Product changes or modifications made to a cleared or approved device or the addition of new or different product claims may require submission and clearance of a new 510(k) application or submission and approval of a new PMA or a supplement to an existing PMA, before the modified product can be distributed in the United States. The FDA conducts investigations of some clinical studies used to generate safety or effectiveness data of medical devices in connection with 510(k) submissions and/or any PMA application. If as a result of such investigation, the FDA determined that our submission or application was inadequate or non-compliant or that the study was conducted improperly, that determination could impair our ability to market a particular device or cause us to need to generate additional data to support submissions for such clearance or approval. Future products we develop may require FDA clearance or approval. We cannot assure you that any marketing clearances or approvals we seek will be granted in a timely basis, for all the indications sought or even at all. Delays in receiving such clearances or approvals could have a material adverse effect on our business, financial condition, results of operations or prospects.

        In some instances, FDA requires companies with cleared or marketed medical devices to generate additional data even after that clearance or approval has been granted, or to track the medical devices to the patient. These requirements can result in additional costs.

        The FDA also regulates the commencement and conduct of any clinical investigations, as well as the need for any post marketing clinical data, required by the agency in order to determine the safety and effectiveness of devices. This specifically includes investigations of devices not cleared or approved for marketing, and investigations involving changes or modifications to our products which could significantly affect their safety or effectiveness as well as new intended uses of previously cleared or approved devices. Clinical investigations are regulated by the FDA under the investigational device exemption (IDE) and other regulations. The FDA's regulations include significant requirements that must be met, including patient informed consent, criteria for selection of study investigators and monitors, review and approval of research protocols, reporting obligations to the FDA, record keeping and prohibitions against commercialization of investigational devices. A sponsor must obtain FDA approval of an IDE before starting the investigation, unless the device is found to be a non-significant risk device by the sponsor and each institutional review board that reviews the study. In addition, a study of a non-significant risk device must still comply with certain provisions of the IDE regulations, and meet other regulatory requirements. The violation of the IDE regulations can result in a variety of sanctions, such as warning letters, prohibition against additional clinical research, refusal to accept data and criminal prosecution.

        We export some of our products to other countries. Any products not approved or cleared for sale in the United States, can be exported only if we comply with FDA's export requirements. Failure to comply with FDA's export requirements would have a serious adverse effect on our ability to export such products.

        Our products are subject to varying degrees of government regulation in the countries in which we have operations. The general trend is toward increased regulation of medical devices. The degree of government regulation affecting us varies considerably, ranging from stringent design, testing, manufacturing, approval requirements, and post-approval requirements to simply registration of our products. We have received ISO 9001 or ISO 9002 certification for all of our manufacturing facilities. This certification is required to sell our products in the European Union ("EU") and in some other countries. Under uniform regulations for the European Union countries, we are subject to a single extensive regulatory scheme for all of the participating countries. The EU's Medical Device Directive requires a "CE" mark be affixed to all medical devices marketed in participating countries. This mark indicates that the device meets all the applicable medical device requirements. We have been granted approval to affix the CE mark on substantially all of our products. CE marking does not preclude those additional restrictions on marketing which may be imposed by an individual EU country. The EU also requires us to fit our medical devices into one of four classes and meet the essential requirements for the assigned class. These essential requirements generally relate to device design, construction, labeling, manufacture and other standards. We are also required to obtain certification from a recognized non-governmental body (notified body) that our device conforms to the applicable requirements. In addition, other regulatory requirements apply, including but not limited to registration, vigilance or adverse event reporting, record keeping, and labeling and promotional restrictions. Companies and medical devices in the EU are also subject to enforcement actions, including administrative, civil and criminal penalties.

        Certain countries require us to obtain clearances for our products prior to marketing the products in those countries. In addition, certain countries impose product specifications, standards or other requirements which differ from or are in addition to those mandated in the United States. The EU and certain countries are in the process of developing new modes of regulating medical products which may result in lengthening the time required to obtain permission to market new products. These changes could have a material adverse effect on our ability to market our products in such countries and would hinder or delay the successful implementation of our planned international expansion.

        In addition to being registered with FDA and listing devices with that agency, we also hold a Medical Device Manufacturing License issued by the State of California Department of Health Services (DHS). This license is required to be renewed annually. We are subject to the regulatory requirements of that state as well as other states in which we do business. The FDA and DHS inspect us periodically to determine whether we are in compliance with the FDC Act and regulations, as well as state law. FDA enforces compliance with its quality system regulation, or QSR, its medical device reporting regulations, device tracking orders, as well as product labeling, promotion, and export requirements for medical devices and other requirements. FDA's QSR includes regulations governing design controls, process controls, management controls and the creation and maintenance of procedures for corrective and preventative actions as well as other QSR requirements, including those for the proper testing, quality control, packaging and storage of our products. The Department of Health Services conducts similar inspections related to the same requirements. Other states may also conduct inspections of aspects of our business particular to that state. An inspection may result in a determination that we are not in compliance with certain FDA or state requirements, may require us to undertake corrective action, and could result in legal action against us and our products, including actions such as those described herein. The FDA's QSR regulations include a number of requirements, such as design control, which can increase the cost of our regulatory compliance. The medical device reporting regulations promulgated by the FDA require us to provide information to the FDA on certain malfunctions, as well as any serious injury or death which may have been associated with the use of a product. The EU medical device reporting regulations also require reporting of serious injuries or deaths which may be associated with the use of a medical device to the competent authority in the country where the incident occurred.

        A determination that we are in violation of the FDC Act or such FDA regulations could lead to the issuance of warning letters and imposition of civil or criminal sanctions against us, our officers and employees, including fines, recalls, repair, replacement or refund to users of the cost of such products, and could result in our losing the ability to contract with government agencies. In addition, if the FDA believes any of our products violates the law and presents a potential health hazard, the FDA could seek to detain and seize products, to require us to cease distribution and to notify users to stop using the product. The FDA could also refuse to issue or renew certificates to export our products to foreign countries. Such actions could also result in our inability to obtain additional clearances or approvals to market our devices.

        In October 1999, we received a warning letter from the FDA related to earlier inspections of the San Diego, California based manufacturing facility. The warning letter requested that we submit to FDA quarterly certifications of our regulatory compliance including certification of such compliance by outside regulatory consultants employed by us. FDA has the right to verify the findings of any such certifications in subsequent inspections.

        The initial certifications were submitted to FDA on April 29, 2000. On June 29, 2000, we received correspondence from FDA indicating that these initial certifications adequately addressed the agency's concerns to that point and, as a result, the frequency of the requested certifications was reduced from quarterly to annually. On April 27, 2001, we certified to FDA that we had initiated or completed all corrective actions called for in our independent consultant's report of April 20, 2001. Additionally, in August 2000 and in April 2001, FDA conducted inspections of our San Diego, California manufacturing facility. In each instance, we responded to FDA's observations with corrective actions that were acceptable to the agency. We believe we are now in substantial compliance with FDA's requirements, however, we will continue to provide FDA with any requested certifications of our compliance.

        In the United States, we have initiated and carried out eleven field corrective actions which FDA considers product recalls from 1997 through 2001. We have submitted to FDA requests for closure related to each of these corrective actions but have not received notice of closure from the FDA. We have four active field corrective actions related to our products manufactured and sold outside the United States. In the second quarter of 1999, we initiated three corrective actions of certain versions of our P Series syringe pumps, which are manufactured in the United Kingdom and sold outside the United States, primarily in Europe. These corrective actions relate to software and hardware upgrades of the P Series syringe pumps. In the first quarter of 2000, we stopped shipment of a large volume pump previously introduced in the International market for redesign of its air-in-line sensing capability. We introduced the redesigned product into the International market in the third quarter of 2001 and are providing a field correction for existing units. None of these field corrective actions materially interfered with our operations and the affected product lines continued or will continue to be marketed by us.

        Anti-Remuneration Laws.    The sale of our products is subject to the anti-remuneration or "anti-kickback" provisions of the Social Security Act of 1935, as amended, which prohibit knowingly and willfully offering, paying, soliciting or receiving any remuneration, whether directly or indirectly, in return for purchasing or ordering items or services, or patient referrals to providers of services, for which payment may be made in whole or in part by Medicare, Medicaid or other federally funded healthcare programs. Violations of the statute are punishable by civil and criminal penalties and the exclusion of the provider from future participation in federally funded healthcare programs. The Social Security Act contains exceptions to these prohibitions for, among other things, properly reported discounts, and payments of certain administrative fees to GPOs. Because of the breadth of the statutory prohibitions and the narrowness of statutory exceptions, Congress directed the Secretary of Health and Human Services to publish "safe harbor" regulations identifying certain practices that will not be treated as violating the "anti-kickback" provisions of the Social Security Act. While failure to satisfy the criteria for a safe harbor does not necessarily mean that an arrangement is unlawful, engaging in a business practice for which there is a safe harbor may be regarded as suspect if the practice fails to meet each of the prescribed criteria of the appropriate safe harbor. The enumerated safe harbors include safe harbors which implement, and further refine, the statutory exceptions for discounts and payments to GPOs. Because we sell some of our products to customers at prices below list price, we are engaged in giving discounts within the meaning of the Social Security Act. The regulations require sellers to fully and accurately report all discounts and inform buyers of their obligations to report such discounts. We also pay administrative fees to certain purchasing agents within the meaning of the Social Security Act. In order to qualify for the GPO safe harbor, certain requirements must be met including disclosure by GPO to its members of the existence of the GPO fee arrangement and the requirement that members be neither wholly owned by the GPO nor subsidiaries of a parent corporation that wholly owns the GPO. We believe that our discounts and arrangements with purchasing agents are in compliance with applicable legal requirements. Nevertheless, we cannot assure you that a court or regulatory body will agree with our interpretation.

        Several states also have statutes or regulations prohibiting financial relationships with referral sources that are not limited to services for which Medicare, Medicaid or other state or federal healthcare program payment may be made. A finding of non-compliance with these anti-remuneration laws by federal or state regulatory officials, including non-compliance with appropriate safe harbors, could have a material adverse effect on our business, financial condition, results of operations or prospects.

        Coverage and Reimbursement.    Our products are purchased or leased by healthcare providers or suppliers which may submit claims for reimbursement for health care costs to third-party payers such as Medicare, Medicaid and private health insurers. Although we have no knowledge that third-party payers will adopt measures that would limit coverage of, or reimbursement for, our products, any such measures that were applied to our products could have a material adverse effect on our business, financial condition, results of operations or prospects.

        Environmental Matters.    We are subject to regulation by OSHA, the Environmental Protection Agency (EPA) and their respective state and local counterparts, and under extensive and changing foreign, federal, state and local environmental standards, including those governing the handling and disposal of solid and hazardous wastes, discharges to the air and water, and the remediation of contamination associated with releases of hazardous substances. Such standards are imposed by, among other statutes, the Toxic Substances Control Act, the Clean Air Act, the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA. We believe that we are currently in material compliance with current environmental standards. Nevertheless, we use hazardous substances in our day-to-day operations and, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

        We have made, and will continue to make, expenditures to comply with current and future environmental standards. Although no material capital or operating expenditures relating to environmental controls are anticipated, we cannot guarantee that changes in, additions to, or differing interpretations of statutory and regulatory requirements will not require material expenditures in the future.

        We are subject to liability under CERCLA and analogous state laws for the investigation and remediation of environmental contamination at properties owned and/or operated by us and at off-site locations where we have arranged for the disposal of hazardous substances. Courts have determined that liability under CERCLA is, in most cases, joint and several, meaning that any responsible party could be held liable for all costs necessary for investigating and remediating a release or threatened release of hazardous substances. As a practical matter, liability at most CERCLA (and similar) sites is shared among all the solvent "potentially responsible parties" (PRPs). The most relevant factors in determining the probable liability of a party at a CERCLA site usually are the cost of the investigation and remediation, the relative amount of hazardous substances contributed by the party to the site and the number of solvent PRPs.

Employees

        As of January 31, 2002, we employed 2,571 people, including 812 in the United States.

Executive Officers of the Registrant

        David L. Schlotterbeck, age 54, has been president, chief executive officer and a director of ALARIS Medical and ALARIS Medical Systems since November 1, 1999. He joined ALARIS on April 19, 1999 as president and chief operating officer. Previously, Mr. Schlotterbeck was president and chief operating officer of Pacific Scientific Company, an international manufacturer of motion control, process measurement and safety products, from 1997 to March 1998. Pacific Scientific Company, a former New York Stock Exchange-traded company, was acquired by Danaher Corporation in March 1998. From 1995 to 1997, he was president and chief executive officer of Vitalcom, Inc., a medical network manufacturer. From 1991 to 1994, Mr. Schlotterbeck was executive vice president and chief operating officer for Nellcor, Inc., a medical device manufacturer subsequently acquired by Mallinckrodt, Inc. Mr. Schlotterbeck is a graduate of the General Motors Institute with a B.S. in electrical engineering. He holds an M.S. in electrical engineering from Purdue University, and completed the Executive Institute at Stanford University in 1984.

        William C. Bopp, age 58, was appointed senior vice president of ALARIS Medical and ALARIS Medical Systems on November 1, 1999. Mr. Bopp joined ALARIS on March 22, 1999 as vice president,

chief financial officer and treasurer. Prior to joining ALARIS, he was executive vice president and chief financial officer of C.R. Bard, Inc. since 1995. Since 1980, Mr. Bopp held positions of increasing responsibility with Bard, a $1.2 billion developer, manufacturer and marketer of healthcare products, including vascular, urological and oncological and interventional products. In addition to his most recent position, from 1995 until 1999, Mr. Bopp also served as a member of the board of directors of Bard. He is a graduate of Harvard College, Cambridge, MA, and completed his M.B.A., Finance, from the Harvard Business School.

        Jake St. Philip, age 49, was appointed vice president and general manager, North America, of ALARIS Medical Systems as of July 1998. He previously served as vice president of sales, North America of ALARIS as of November 1996. Prior thereto, Mr. St. Philip served as vice president of sales, North America of IVAC Medical Systems since June 1994. From 1981 to June 1994, Mr. St. Philip held various sales and marketing positions with IVAC Medical Systems. Additional prior experience includes sales positions with Johnson & Johnson and M&M/Mars. Mr. St. Philip holds a B.S. degree in Marketing from the University of New Orleans, and completed the Executive Program at Stanford University in 1999.

        Frederic Denerolle, age 42, was appointed vice president and general manager of the International Business Unit of ALARIS Medical Systems in January 2001. Prior to joining ALARIS, Mr. Denerolle was Executive Vice President of the Infusion Technology Division of Fresenius Vial since 1996. Prior thereto, Mr. Denerolle held positions of increasing responsibility with Becton Dickinson, including General Manager of its Infusion System business between 1994 and 1996. Mr. Denerolle is a graduate in Business Administration from Ecole Supérieure de Commerce de Nantes.

        Sally M. Grigoriev, age 43, was appointed the vice president of operations of ALARIS Medical Systems in December 2000. She previously served as the vice president of quality and regulatory affairs for ALARIS. Prior to joining IVAC Medical Systems in January 1995, she served as the vice president of quality and regulatory affairs at U.S. Medical Instruments, Inc. and Block Medical, Inc. respectively. While at Block Medical, she established and implemented the quality and regulatory systems. From 1982 to 1990, Ms. Grigoriev held various management positions in operations and quality assurance at IMED Corporation. Ms. Grigoriev holds a B.S. degree, Chemical Engineering, from the University of California, Santa Barbara.

        William H. Murphy, age 49, was appointed vice president, quality and regulatory affairs of ALARIS Medical Systems in December 2000. Mr. Murphy joined ALARIS in February 2000 as director of regulatory affairs. Mr. Murphy previously served as Director of Regulatory Compliance of Nellcor Puritan Bennett Inc., (subsequently acquired by Mallinckrodt, Inc.) from 1996 to 1999. Prior thereto, Mr. Murphy provided private consulting services in the area of regulatory compliance, quality system development and process validation. Mr. Murphy holds a B.S. degree from Augusta College.

        Stuart E. Rickerson, age 53, was appointed vice president, general counsel and secretary of ALARIS Medical and ALARIS Medical Systems on July 2, 2001. Mr. Rickerson was founder and general counsel of Golden Triangle Ltd., a legal management consulting firm, since 1995. He was also vice president, corporate secretary and general counsel of Keene Corporation from 1991 to 1995 and a member of its board of directors through 1996. He served as associate general counsel, Philip Morris, Inc. and vice president, general counsel and secretary of Cardiac Pacemakers, Inc., then a subsidiary of Eli Lilly and Company and now part of Guidant Corp. Mr. Rickerson is a graduate of Princeton University and received a J.D. from Georgetown University.

        Robert F. Mathews, age 38, was appointed vice president of finance and treasurer of ALARIS Medical and ALARIS Medical Systems in February 2002. Mr. Mathews joined the Company in July 1996 as the corporate controller of IMED Corporation and previously served as corporate vice president of finance and controller since January 2001. From 1987 to 1996 Mr. Mathews held various positions of increasing responsibility with PriceWaterhouse, LLP, including Senior Manager, Business

Advisory Services. Mr. Mathews is a certified public accountant and holds a B.S. degree in business administration from San Diego State University.

ITEM 2. PROPERTIES

        We own or lease the following properties which are material to our operations:

Location	Approximate Square Footage	Purpose	Leased or Owned	Lease Expiration Date
San Diego, California	156,000	Executive offices/Research & Development	Leased	2006(1)
San Diego, California(2)	83,000	Manufacturing of instruments	Leased	2005
San Diego, California	6,000	Warehouse and distribution	Leased	2004
Creedmoor, North Carolina	120,000	Manufacturing of disposable sets	Owned	N/A
Tijuana, Mexico	41,000	Manufacturing of disposable products	Leased	2003
Tijuana, Mexico	49,000	Manufacturing of disposable products	Leased	Open-ended term(3)
Basingstoke, England(4)	43,000	International headquarters and manufacturing of instruments	Leased	2012

(1)
The lease on approximately 25,000 square feet expires in 2002; the lease on the remainder of the square footage expires in 2006.

(2)
Primary instrument manufacturing facility.

(3)
Cancellable by ALARIS upon 180 days notice.

(4)
Lease contains a break clause that gives us the option to terminate the lease in 2007.

ITEM 3. LEGAL PROCEEDINGS

        On December 5, 2000, we filed a lawsuit in the United States District Court for the Southern District of California against Filtertek, Inc., seeking a declaration that our own needle-free system does not infringe a Filtertek patent relating to a Filtertek needle-free device as well as seeking unspecified damages and equitable relief from Filtertek, for infringement of a patent relating to a needle-free system licensed to us on an exclusive basis by Medex, Inc. On March 9, 2001, Filtertek filed a lawsuit in the United States District Court for the Northern District of Illinois seeking unspecified damages and equitable relief from us claiming that our needle-free system infringes the Filtertek patent and seeking, as well, a declaration, against Medex only, that Filtertek's needle-free device does not infringe the needle-free system patent licensed to us by Medex. We subsequently withdrew our claim for damages and equitable relief relating to the Medex patent. As a result of motions made by the parties, the California action was transferred to the Illinois court. The Illinois court granted our motion to bifurcate discovery of liability issues and damages, so that discovery relating to liability is currently continuing and discovery relating to damages is currently abated.

        We believe that we have meritorious defenses to all of Filtertek's claims and we intend to defend ourselves vigorously. We have offered to submit to mediation or arbitration to expedite the resolution of this case, but we and Filtertek have not reached agreement to do so. Based on the evidence to date, we intend to move for a summary adjudication of the claims. If that does not resolve all claims, we will press for a prompt trial of the remaining claims. We cannot assure you that our defenses will defeat all of Filtertek's claims and the failure to do so could have a material adverse effect on our financial condition, results of operations and cash flows.

        We are also involved in a number of legal proceedings arising in the ordinary course of our business, none of which is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. (see note 14 to the consolidated financial statements).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        ALARIS Medical Systems is a wholly-owned subsidiary of Holdings. There is no established public trading market for ALARIS Medical Systems' common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data of ALARIS Medical Systems and its consolidated subsidiaries at December 31, 2001, 2000, 1999, 1998 and 1997, and for the years then ended, have been derived from the audited financial statements of ALARIS Medical Systems and its consolidated subsidiaries, including the consolidated balance sheet at December 31, 2001 and 2000 and the related consolidated statement of operations for the three-year period ended December 31, 2001 and notes thereto which appear elsewhere herein. Certain prior period amounts have been reclassified to conform to current period presentation. (see notes 1 and 3 to the consolidated financial statements).

	Year Ended December 31,
	2001	2000	1999(1)	1998(1)	1997(1)
	(Dollar amounts in thousands)
Statement of Operations Data:
Sales	$412,795	$378,948	$389,927	$373,795	$359,077
Cost of sales	211,601	202,964	199,923	186,077	188,340

Gross profit	201,194	175,984	190,004	187,718	170,737
Selling and marketing expenses	80,021	72,340	75,749	72,155	65,797
General and administrative expenses	47,182	37,891	40,702	39,120	37,510
Research and development expenses	27,060	21,570	22,134	19,236	16,876
Purchased in-process research and development		—	—	5,534	—
Restructuring, integration, and other non-recurring charges	6,889	7,048	2,887	139	19,767

Total operating expenses(2)	161,152	138,849	141,472	136,184	139,950
Interest income from sales-type capital leases(3)	5,141	5,095	4,425	4,599	4,559

Income from operations	45,183	42,230	52,957	56,133	35,346
Interest income	1,979	1,313	1,373	1,129	433
Interest expense	(41,650)	(41,543)	(39,903)	(41,767)	(43,123)
Other, net	(3,959)	(140)	(1,668)	(1,116)	(1,584)

Income (loss) before income taxes	1,553	1,860	12,759	14,379	(8,928)
Provision for (benefit from) income taxes	3,223	3,200	7,600	8,400	(1,900)

(Loss) income from continuing operations	(1,670)	(1,340)	5,159	5,979	(7,028)
Discontinued operations:
Income (loss) from discontinued operations (net of tax)(4)	270	(1,308)	(23,627)	(25,178)	—
Gain on disposal of discontinued operations (net of tax)(4)	3,737	1,839	—	—	—

Income (loss) before extraordinary item	2,337	(809)	(18,468)	(19,199)	(7,028)
Extraordinary item: loss on debt extinguishment (net of tax)	(443)	—	—	—	—

Net income (loss)	$1,894	$(809)	$(18,468)	$(19,199)	$(7,028)

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$50,826	$30,618	$23,539	$29,468	$6,918
Working capital	145,994	118,814	127,943	148,144	85,084
Total assets	568,201	564,456	600,726	644,377	563,106
Short-term debt(5)	—	19,871	13,769	15,423	14,559
Long-term debt(5)	350,000	344,905	382,678	399,623	415,419
Stockholder's equity	93,127	95,056	101,121	123,118	38,947
	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Adjusted EBITDA(6)	$83,985	$81,197	$88,704	$95,873	$90,948
Discontinued operations, net	4,007	531	(23,627)	(25,178)	—
Inventory purchase price allocation adjustment(7)	—	—	—	(40)	(1,607)
Restructuring, integration and other non-recurring charges	(6,889)	(7,048)	(2,887)	(139)	(19,767)
Purchased in-process research and development	—	—	—	(5,534)	—
Depreciation and amortization(8)	(31,913)	(31,919)	(32,860)	(34,027)	(34,228)
Interest income	1,979	1,313	1,373	1,129	433
Interest expense	(41,650)	(41,543)	(39,903)	(41,767)	(43,123)
Other, net	(3,959)	(140)	(1,668)	(1,116)	(1,584)
(Provision for) benefit from income taxes	(3,223)	(3,200)	(7,600)	(8,400)	1,900
Extraordinary loss (net of tax)(9)	(443)	—	—	—	—

Net income (loss)	$1,894	$(809)	$(18,468)	$(19,199)	$(7,028)

(1)
Since the fourth quarter of 2000, we have been required to classify shipping and handling revenues in sales. These revenues were previously recorded in selling and marketing expense, netted against the related cost. We have included such amounts in sales for the years ended December 31, 2001 and 2000 and have conformed 1999 and 1998 statement of operations data to the current period presentation. Shipping and handling revenues were not segregated in earlier periods, therefore, 1997 statement of operations data is not comparable to later periods. (see note 1 to the consolidated financial statements).

(2)
Operating expenses for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 include restructuring, integration and other non-recurring charges of $6,889, $7,048, $2,887, $139 and $19,767, respectively. Additionally, in 1998 we recorded $5,534 of purchased in-process research and development.

(3)
Interest income from sales-type capital leases consists of interest income associated with contracts or agreements pursuant to which customers acquire infusion pumps under agreements accounted for as sales-type capital leases.

(4)
During the third quarter of 2000, we sold the assets and certain liabilities of our Instromedix division which had been acquired in 1998 to Card Guard Technologies, Inc. For the year ended December 31, 2001, income from discontinued operations is $270 (net of $180 of tax expense.) Losses of $1,308, $23,627 and $25,178 from discontinued operations for the years ended December 31, 2000, 1999 and 1998 are net of applicable income tax benefits of $872, $4,200 and $1,000, respectively. Results from discontinued operations for 1999 include a pretax charge of

  $19,200 resulting from the write-off of goodwill and other intangible assets and approximately $4,600 in integration charges. Results from discontinued operations in 1998 include a charge of $22,800 related to acquired in-process research and development. A gain on disposal of $1,839 (net of applicable income tax expense of $1,226) was recorded in the third quarter of 2000. In the first quarter of 2001, we completed our obligations related to the Instromedix sale, resulting in the recognition of an additional gain on disposal of $3,737 (net of applicable income tax expense of $2,492). (See note 3 to the consolidated financial statements).

(5)
On July 28, 1998, ALARIS Medical completed the sale of $109,892 of 11 1/8% Senior Discount Notes due 2008 ("Senior Discount Notes"), receiving net proceeds of $106,321. A portion of the net proceeds of the sale of the Senior Discount Notes was also used to repay certain borrowings under ALARIS Medical Systems' bank credit facility (the "Credit Facility"). In October 2001, ALARIS Medical Systems completed a private offering of $170,000 of 11 5/8% Senior Secured Notes due 2006 ("Senior Secured Notes"). ALARIS Medical Systems used the proceeds from the offering, along with existing cash of approximately $10,000, to repay all amounts under the Credit Facility and to repurchase $20,000 aggregate principal amount of ALARIS Medical Systems' 9 3/4% Senior Subordinated Notes due 2006. (see note 5 to the consolidated financial statements).

(6)
Adjusted EBITDA represents income before interest, taxes, other, net, extraordinary item, restructuring, integration and other non-recurring charges, discontinued operations, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We have included information concerning Adjusted EBITDA herein because we use such information as a measure of assessing cash flows and ability to service debt and understand that such information is used by certain investors as one measure of an issuer's ability to service debt. Restructuring, integration and other non-recurring charges are excluded from Adjusted EBITDA as we believe that the inclusion of these items would not be helpful to an investor's understanding of our ability to service debt. Our computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(7)
Amount in 1997 represents that portion of the purchase accounting adjustments made to adjust acquired inventory to its estimated fair value on the acquisition date. This adjustment to inventory was subsequently charged to cost of sales during the first quarter of 1997. The 1998 amount represents that portion of the purchase accounting adjustments made to adjust the 1998 acquired inventories to the estimated fair value on the acquisition dates which was subsequently charged to cost of sales.

(8)
Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense of $2,349, $3,114, $2,730, $2,889 and $3,012 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

(9)
We recorded an extraordinary loss on debt extinguishment of $443 resulting from the repayment of the Credit Facility in October 2001 and the reacquisition of $20,000 principal amount of senior subordinated notes at a discount to par and related write-off of unamortized debt issuance costs. The extraordinary item is net of tax benefit of $296 (see note 5 to the consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following should be read in conjunction with the consolidated financial statements of ALARIS Medical Systems and the related notes thereto included elsewhere in this Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation. (see notes 1 and 3 to the consolidated financial statements).

Overview

        ALARIS Medical Systems is a leading developer, manufacturer and provider of infusion systems and related technologies in the United States and internationally. Our intravenous infusion systems are used to deliver to patients one or more fluids, primarily pharmaceuticals or nutritionals, and consist of medication safety systems, single and multi-channel large volume infusion pumps, syringe pumps and dedicated and non-dedicated disposable administration sets. We have the largest installed base of large volume pump delivery lines in the United States hospital market, representing approximately 31% of such installed lines. We also believe that we have the number one or number two market position in the large volume pump segment or the syringe pump segment, or both segments, in Belgium, France, Italy, The Netherlands, Norway, Spain, Sweden, the United Kingdom, Australia, Canada, New Zealand and South Africa. In addition, we are a leading provider of patient monitoring products that measure and monitor temperature, with a substantial installed base of hospital thermometry systems in the United States. We also provide products which measure and monitor pulse, pulse oximetry and blood pressure. We sell our products primarily to the hospital market through a worldwide direct sales force of over 200 salespersons and more than 100 distributors to over 5,000 hospitals in more than 120 countries worldwide. ALARIS was formed in 1996 by the merger of IMED Corporation and IVAC Medical Systems, Inc., two pioneers and leaders in the area of infusion technology, each with leading brand names and at least 30 years of operating history.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.

        Preparation of the financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of revenues, costs and expenses, assets, liabilities and related disclosure of contingent amounts. While we believe our estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

        We believe that the following critical accounting policies require use of significant assumptions, judgments and estimates. The use of different assumptions, judgments or estimates could have a material effect on the reported amounts of revenue, costs and expenses, assets and liabilities and the related disclosure of contingent amounts in our financial statements.

        Inventory is carried at the lower of cost or market value.    If we determine that our inventory requires a reduction in value to bring its basis to the lower of cost or market value, we record an inventory valuation allowance. Establishing the allowance needed to comply with this policy requires assessment of market conditions and future demand for products as well as estimates as to market value of inventory. Estimates of market value require assessment of the impact of technological changes and estimates of salvage values if products or components are judged obsolete.

        Estimated cost of field corrective actions.    We establish reserves for estimated costs to complete field corrective actions when decisions are made or mandated to make such repairs. As of December 31,

2001 we do not believe we have significant cost remaining to complete any known field corrective actions, including those classified as FDA recalls. Historically, we have had several field corrective actions and the costs incurred related to these activities were significant. These costs included labor and materials, as well as travel and lodging for repair technicians. Estimates of the costs to complete these activities were often quite difficult to determine due to uncertainty surrounding how many affected units were still in service and how many units customers would fix without our assistance.

        Estimated allowance for uncollectible accounts receivable and estimated rebates.    We establish reserves for bad debts based on historical collection experiences within the various markets in which we operate, number of days the accounts are past due and any specific information that we become aware of such as bankruptcy or liquidity issues of customers. Additionally, rebates to various third party "just in time" distributors are estimated and accrued based on their historical pattern of placement of our products with our end customers. As a result, while the gross price from the distributor is known, the actual amount to be rebated is not known until specific end customer information is received from the distributor. Historically while our losses for bad debts and our actual rebates to distributors have been within our estimates, these estimates are considered significant given the size of our current accounts receivable and historical accrued rebates.

        Carrying value of intangible assets.    Under generally accepted accounting principles, we are required to write-down our intangible assets if such assets are determined to be impaired. Under current accounting standards, an impairment of an intangible asset is considered to have occurred when the estimated undiscounted future cash flows related to the assets are less than the carrying value of the asset. Estimates of future cash flows involve consideration of numerous factors, depending upon the specific asset being assessed. With respect to intangible assets, relevant factors include estimates of future market growth rates, product acceptance and lifecycles, selling prices and volumes, responses by competitors, manufacturing costs and assumptions as to other operating expenses. Beginning 2002, we will adopt a new accounting standard related to goodwill and other intangible assets (see note 1 to the consolidated financial statements).

        Valuation allowance for deferred tax assets.    We record a valuation allowance to reduce deferred income tax assets to the amount that is more likely than not to be realized. Assessment of the realization of deferred income tax assets requires that estimates and assumptions be made as to taxable income of future periods. Projection of future period earnings is inherently difficult as it involves consideration of numerous factors such as our overall strategies and estimates of future market growth rates, new product development and acceptance, product lifecycles, selling prices and volumes, responses by competitors, manufacturing costs and assumptions as to operating expenses and other industry specific and macro and micro economic factors. In addition consideration is also given to ongoing and constantly evolving global tax laws and our own tax minimization strategies.

Results of Operations

        The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales (see notes 1 and 3 to the consolidated financial statements).

	Year Ended December 31,
	2001	2000	1999
	(% of sales)	(% of sales)	(% of sales)
Sales	100.0%	100.0%	100.0%
Cost of sales	51.3	53.6	51.3

Gross margin	48.7	46.4	48.7
Selling and marketing expenses	19.3	19.1	19.4
General and administrative expenses	11.4	10.0	10.4
Research and development expenses	6.6	5.7	5.7
Restructuring, integration and other non-recurring charges	1.7	1.9	.7
Interest income from sales-type capital leases	(1.2)	(1.4)	(1.1)

Income from operations	10.9	11.1	13.6
Interest income	.5	.3	.3
Interest expense	(10.1)	(11.0)	(10.2)
Other, net	(.9)	—	(.4)

Income before income taxes	.4	.4	3.3
Provision for income taxes	.8	.8	1.9

(Loss) income from continuing operations	(.4)	(.4)	1.4

Loss from discontinued operations (net of tax)	—	(.3)	(6.1)
Gain on disposal of business (net of tax)	1.0	.5	—

Total income (loss) from discontinued operations	1.0	.2	(6.1)
Debt extinguishment loss (net of tax)	(.1)	—	—

Net income (loss)	.5%	(.2)%	(4.7)%

Other Data:
Adjusted EBITDA	20.3%	21.4%	22.7%

        The following table summarizes sales to customers by each business unit:

	Year Ended December 31,
	2001	2000	1999
	(in millions)
North America sales	$285.6	$259.8	$265.7
International sales	127.2	119.1	124.2

Total sales	$412.8	$378.9	$389.9

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

        Sales.    For the year ended December 31, 2001, sales were $412.8 million, an increase of $33.9 million, or 9% (11% in constant currency) over the prior year. North America sales increased $25.8 million, or 10%, and International sales increased $8.1 million or 7% (13% in constant currency) compared with the prior year. The increase in sales is primarily due to worldwide increased volumes of both drug infusion instruments and disposable administration sets. Contributing to the North America increase was $8.7 million in sales of our MEDLEY Medication Safety System which was not sold prior to 2001. Additionally, worldwide sales of patient monitoring instruments increased $3.1 million over the prior year.

        Gross Profit.    Gross profit increased $25.2 million, or 14%, during 2001 compared with 2000 due to higher sales and an increase in gross margin percentage. The gross margin percentage increased to 48.7% in 2001 from 46.4% in 2000. The improved margin percentage was due to continuing manufacturing efficiencies and improvements, including the benefits from higher production volumes and related favorable utilization.

        Selling and Marketing Expenses.    Selling and marketing expenses increased $7.7 million, or 11%, during 2001 compared with 2000 due to higher sales volume, which resulted in increases in sales compensation and distribution costs and to increased selling and marketing expense related to activities supporting the December 2001 North American launch of the MEDLEY Medication Safety System. These increases were partially offset by lower spending on worldwide sales meetings in 2001 versus 2000. As a percentage of sales, selling and marketing expenses increased to 19.3% for 2001 from 19.1% for 2000.

        General and Administrative Expenses.    General and administrative expenses increased $9.3 million, or 25%, during 2001 compared with 2000. As a percentage of sales, general and administrative expense increased to 11.4% during 2001 compared with 10.0% for 2000. The increase is due to higher costs for employee benefits, legal, insurance, consulting and information technology expenses. The higher benefit costs include higher bonus accruals (scheduled for payment in early 2002) based on the success of our turnaround. Approximately $3.5 million of these bonuses will not be repeated in fiscal year 2002. Goodwill and certain other intangible asset amortization expense of approximately $6.3 million was included in general and administration expense in 2001 and 2000. Pursuant to new accounting rules which we are required to adopt at the beginning of 2002, we will no longer be recording $6.3 million of such amortization expense related to goodwill and certain other intangible assets.

        Research and Development Expenses.    Research and development expenses increased approximately $5.5 million, or 25%, during 2001 compared with 2000. The increase is due to spending associated with new product development primarily related to our product safety strategy. This higher spending included increased salaries, benefits and consulting costs and is consistent with our strategic plans to increase the level of investment in our new product pipeline. As a percentage of sales, spending on research and development increased to 6.6% for 2001, compared with 5.7% for 2000.

        Restructuring, Integration and Other Non-Recurring Charges.    During 2001, we recorded a charge of $3.4 million for restructuring and other non-recurring activities. These activities were related to streamlining of operations in the North America business unit and resulted in the elimination of 71 positions. The restructuring and other non-recurring charges are composed of severance and related benefits of $2.6 million and consulting fees of $.8 million. During 2001, we determined that certain costs related to the restructuring for 2001 would be lower than originally estimated. Based on this information, we adjusted the restructuring accrual by $.3 million. We incurred an additional non-recurring consulting charge during the fourth quarter, which totaled approximately $.3 million. As of December 31, 2001, approximately $2.5 million of employee termination costs have been paid to 69 employees, and $.8 million has been paid for consulting fees.

        We also incurred non-recurring charges of $3.5 million in 2001 related to obtaining an amendment to the Credit Facility. The charges relate to legal, advisory and other consultant expenses incurred by ALARIS and our lenders, which we were required to pay.

        The restructuring and non-recurring costs of $7.0 million in 2000 were related to activities that involve the manufacturing facilities in Creedmoor, North Carolina, Basingstoke, England and San Diego, California. At December 31, 2001, the remaining accrual for these activities is $.3 million and is composed of severance and related employee costs.

        Income from Operations.    Income from operations increased $3.0 million, or 7%, during 2001 compared with 2000 due to higher sales and gross profit offset by increased operating spending.

        Adjusted EBITDA.    Adjusted EBITDA increased $2.8 million during 2001 compared with 2000. As a percentage of sales, Adjusted EBITDA decreased from 21.4%, or $81.2 million, during 2000 to 20.3%, or $84.0 million, during 2001 due to the reasons discussed above. (see note (7) under "Selected Financial Data").

        Interest Income.    Interest income increased $.7 million, or 51%, due to higher cash balances maintained in 2001 over 2000 which yielded greater interest income.

        Interest Expense.    Interest expense remained consistent with the prior year.

        Other, net.    Other expense increased $3.8 million during 2001 compared with 2000. In October 2001, we terminated our interest rate swap agreement in association with the repayment of our bank credit facility, resulting in a pre-tax charge of $1.6 million. During 2000, we received payments of $2.8 million as a result of a favorable resolution of two tradename disputes. We did not receive comparable payments in 2001.

        Discontinued Operations.    During the third quarter of 2000, we sold our Instromedix division to Card Guard Technologies, Inc. ("Card Guard"). The agreement with Card Guard provided that we would assist the buyer in setting up a fully independent headquarters and manufacturing facility. During 2001, we completed our obligations related to the agreement and recorded a net gain on disposal of $3.7 million, net of taxes. Also during 2001, we assessed additional reserves related to the discontinued business and determined the contingency was no longer probable. This change in estimate resulted in the release of a reserve of $.5 million ($.3 million net of tax). During 2000, the loss from discontinued operations for the Instromedix division was $1.3 million, net of taxes. Gain on sale of Instromedix recorded during 2000 was $1.8 million, net of taxes.

        Extraordinary Item: Debt extinguishment loss.    During 2001, the Company recorded a total net extraordinary loss of $.4 million related to two early extinguishments of debt transactions. The early repayment of the ALARIS Medical Systems Credit Facility debt resulted in a charge of $2.8 million ($1.7 million net of tax benefit) related to the write-off of the then remaining unamortized debt issuance costs. The reacquisition of $20.0 million principal amount of Senior Subordinated Notes at a discount to par and related write-off of unamortized debt issuance costs resulted in a net gain of $2.1 million ($1.2 million net of tax expense).

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

        Sales.    Sales decreased $11.0 million, or 3%, during 2000 compared with 1999. North America sales decreased $5.8 million, or 2%, and International sales decreased $5.2 million, or 4%. The decrease in North America sales in 2000 was primarily due to a decrease in drug infusion disposable administration set revenue of $3.0 million and patient monitoring instruments and disposable revenue of $3.1 million, which was partially offset by an increase in drug infusion instrument revenue of $1.1 million. Disposable set revenue for 2000 was lower than 1999 in major markets worldwide. We estimate that about $3 million of our dedicated disposable sets were purchased in 1999 as safety stock in anticipation of possible Y2K problems at year-end. We believe that most of this customer inventory was worked-off in the first quarter of 2000 resulting in 1999 shipments and revenues that otherwise would have been shipped and recorded in 2000. The majority of our International sales are denominated in foreign currency. Due to a stronger U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999, translation of 2000 International sales was adversely impacted by $10.0 million. Using constant exchange rates, International sales increased 4% due primarily to increased volume in syringe pumps and large volume pumps.

        Gross Profit.    Gross profit decreased $14.0 million, or 7%, during 2000 compared with 1999. The gross margin percentage decreased from 48.7% in 1999 to 46.4% in 2000 due to changes in product mix and unfavorable manufacturing variances. Contributing to the margin decrease in 2000 was the overall worldwide mix of increased instrument sales and lower disposables sales, lower International sales which typically carry higher margins than U.S. sales and a stronger U.S. dollar.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased $3.4 million, or 5%, during 2000 compared with 1999 due to lower sales and the favorable effect on international expenses of a strong U.S. dollar. Additionally, the 1999 results included costs of approximately $2.1 million that were not repeated in 2000 for management consulting fees associated with developing and validating product strategies. As a percentage of sales, selling and marketing expenses decreased from 19.4% in 1999 to 19.1% in 2000.

        General and Administrative Expenses.    General and administrative expense decreased $2.8 million, or 7%, during 2000 compared with 1999. This decrease is primarily due to lower amortization expense in 2000 resulting from the end of useful lives of certain intangible assets. These decreases were partially offset by increased information technology costs for our new International operating system implemented in late 1999 and higher medical benefits costs in 2000 than in 1999. As a percentage of sales, general and administrative expense decreased from 10.4% for 1999 to 10.0% for 2000.

        Research and Development Expenses.    Research and development expense decreased approximately $0.6 million, or 3%, during 2000. As a percentage of sales, research and development spending remained consistent with the prior year.

        Restructuring, Integration and Other Non-Recurring Charges.    Restructuring, integration and other non-recurring charges increased $4.2 million during 2000 compared with the prior year. The 2000 costs represent restructuring and other non-recurring activities we initiated, which totaled approximately $7.0 million. These actions resulted in annualized savings of approximately $6 million per year and involved facilities in Creedmoor, North Carolina, Basingstoke, England and San Diego, California. The primary focus of this activity was in the Creedmoor manufacturing operation. This plant was restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations were relocated to our facilities in Tijuana, Mexico, and certain operations were outsourced. Additionally, the Basingstoke, England and San Diego, California operations were matched to the mix of requirements resulting from product line rationalization efforts. The restructuring and other non-recurring charges of $7.0 million taken during 2000 were composed of severance ($5.3 million), fixed asset write-offs ($1.0 million), termination of a product distribution agreement ($0.6 million) and closure of a foreign sales office ($0.1 million).

        Integration and other non-recurring charges for 1999 included a third quarter charge of $2.8 million for two patent license agreements related to patent infringement lawsuits. (see note 14 to the consolidated financial statements).

        Interest Income from Sales-Type Capital Leases.    Lease interest income during both periods consisted of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases. Lease interest income increased $0.7 million in 2000 compared with 1999 due to increased sales activity associated with such leases.

        Income from Operations.    Income from operations decreased $10.7 million during 2000 compared with 1999 primarily due to lower sales and gross profits and restructuring charges, which were partially offset by lower operating spending.

        Interest Expense.    Interest expense increased $1.6 million, or 4%, during 2000 primarily due to higher interest rates in 2000 under the Credit Facility. Additionally, in conjunction with an $18.1 million debt repayment following the sale of Instromedix, we recorded a corresponding reduction of debt issuance costs, resulting in a $0.4 million interest expense charge in the current period.

        Other, net.    Other expense decreased $1.5 million during 2000 compared with 1999, primarily due to the favorable resolution of two tradename disputes resulting in payments to us of approximately $2.8 million during 2000. This income was partially offset by increases of $1.4 million in foreign currency transaction losses resulting from the strengthening of the U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999.

        Discontinued Operations.    During the third quarter of 2000, we sold our Instromedix division to Card Guard Technologies, resulting in a gain of $1.8 million, net of applicable taxes. For the year ended December 31, 2000, operating losses of $1.3 million (net of tax) for the Instromedix division are included in discontinued operations. Discontinued operations in 1999 included a pretax charge of $19.2 million resulting from the write-off of goodwill and other intangible assets related to the Instromedix business unit and $4.6 million in integration charges related to the consolidation of Instromedix into our San Diego, California facility following our acquisition of Instromedix.

        Adjusted EBITDA.    Adjusted EBITDA decreased $7.5 million, or 8%, during 2000 compared with 1999. As a percentage of sales, Adjusted EBITDA decreased from 22.7%, or $88.7 million, for 1999 to 21.4%, or $81.2 million, for 2000 due to lower sales and gross margins and restructuring charges, which were partially offset by lower operating spending.

Liquidity and Capital Resources

        We expect to continue to meet our short-term liquidity needs, including capital expenditure requirements, with cash flow from operations and cash on hand. We will continue to use our funds primarily for operating expenses, including planned expenditures for new research and development programs, capital expenditures and scheduled interest payments on outstanding indebtedness.

        At December 31, 2001, we had $350.0 million outstanding indebtedness composed of $170.0 million of 11 5/8% Senior Secured Notes due 2006 ("Senior Secured Notes"), which were issued on October 16, 2001 and $180.0 million of 9 3/4% Senior Subordinated Notes due 2006 ("Senior Subordinated Notes"). The Senior Secured Notes bear interest at 11 5/8%, payable semi-annually in arrears beginning June 1, 2002, with all principal due at maturity on December 1, 2006. The Senior Subordinated Notes bear interest at 9 3/4%, payable semi-annually in arrears on June 1 and December 1, with all principal due at maturity on December 1, 2006. Proceeds from the offering of Senior Secured Notes were $164.9 million, net of investment banking fees. These proceeds, along with existing cash of approximately $10 million, were used to repay all amounts outstanding under our Credit Facility (approximately $157.4 million including principal, accrued interest and cost to terminate an interest rate swap agreement) and to repurchase $20.0 million aggregate principal amount of the Senior Subordinated Notes at a discount to par. Additional costs related to the offering and subsequent registration obligations were $2.3 million.

        Holdings also had outstanding at December 31, 2001, $159.3 million accreted amount of its of 11 1/8% Senior Discount Notes due 2008 ("Senior Discount Notes") and $16.0 million of 7 1/4% Convertible Subordinated Debentures ("Convertible Debentures"). As disclosed below, the Convertible Debentures were repaid at their scheduled maturity on January 15, 2002.

        The Senior Discount Notes accrete to $189.0 million principal amount by August 1, 2003. Prior thereto, interest accruing on the Senior Discount Notes is added to the outstanding principal balance through July 31, 2003. Interest on the Senior Discount Notes accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permit ALARIS Medical Systems to make distributions, or "restricted payments," to Holdings if at the time of the restricted payment, ALARIS Medical Systems satisfies the two conditions described in the following paragraphs. Management believes that when Holdings is required to begin making cash interest payments on the Senior Discount Notes in 2004, ALARIS Medical Systems will have satisfied these conditions.

        The first condition is that at the time of the distribution, ALARIS Medical Systems must have a Fixed Charge Coverage Ratio (as calculated in accordance with the indentures as described below) of at least 2.5 to 1 calculated for the four complete calendar quarters preceding the distribution as though the distribution had been made at the beginning of such period. The Fixed Charge Coverage Ratio will be determined by dividing ALARIS Medical Systems' Consolidated EBITDA (as defined in the indentures) by its Consolidated Interest Expense, as defined in the indentures. Based on the interest rate on and the amount of debt outstanding at ALARIS Medical Systems at December 31, 2001, the interest expense to be included in future calculations of the Fixed Charge Coverage Ratio is approximately $38.9 million. As a result, the minimum required Consolidated EBITDA to meet the ratio is approximately $97.3 million.

        The calculation of Consolidated EBITDA for purposes of the indentures is different from the Company's calculation of Adjusted EBITDA described elsewhere in this report. (See Item 6, "Selected Consolidated Financial Data" including footnote (6).) Under the indentures, Consolidated EBITDA is defined as follows: "With respect to any Person for any period, the Consolidated Net Income of such Person and its Restricted Subsidiaries for such period, plus, to the extent deducted in computing Consolidated Net Income: (i) provision for taxes based on income or profits of such Person and its Restricted Subsidiaries for such period; (ii) Consolidated Interest Expense of such Person for such period; and (iii) depreciation and amortization (including amortization of goodwill and other intangibles) and all other non-cash charges (excluding any such non-cash charge to the extent that it represents an accrual of or reserve for cash charges in any future period or amortization of a prepaid cash expense that was paid in a prior period) of such Person and its Restricted Subsidiaries for such period; and any extraordinary or non-recurring loss and any net loss realized in connection with either an Asset Sale or the extinguishment of indebtedness, in each case, on a consolidated basis determined in accordance with GAAP. Notwithstanding the foregoing, the provision for taxes based on the income or profits of, and the depreciation and amortization and other non-cash charges of, a Restricted Subsidiary of a Person shall be added to Consolidated Net Income to compute Consolidated EBITDA only to the extent (and in the same proportion) that the Net Income of such Restricted Subsidiary was included in calculating the Consolidated Net Income of such Person.

        The second condition which must be satisfied prior to making a restricted payment is that the distribution, together with certain other restricted payments, may not exceed a sum determined by reference to ALARIS Medical Systems' cumulative Consolidated Net Income (as defined in the indentures) for the period since January 1, 1997 and cash capital contributions made after such date, less restricted payments made. This condition provides that the Consolidated Net Income of ALARIS Medical Systems will be added to the amount available each quarter until such time as historical net losses of $43.6 million are exhausted. Subsequent to such time, 50% of the future ALARIS Medical Systems net income is added to the amount available. At December 31, 2001 the amount available for future restricted payments was $28.2 million. This amount was reduced by $15.4 million in January 2002 in connection with the retirement of the Convertible Debentures.

        The preceding description of the provisions of the indentures which govern restricted payments, including the defined terms, is a summary only and is qualified in its entirety by the text of the indentures, which the Company has filed with the Securities and Exchange Commission as exhibits to previously filed reports. See Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

        The Convertible Debentures were retired at their scheduled maturity on January 15, 2002. The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permitted ALARIS Medical Systems to use $15 million of our cash on hand to invest in a wholly owned unrestricted subsidiary. ALARIS Medical Systems made such investment and the unrestricted subsidiary used a portion of the proceeds of such investment to acquire Convertible Debentures in the open market. The remaining amount of $14.8 million was loaned to Holdings, which used the proceeds of such loan and proceeds from the exercise of stock options to retire the Convertible Debentures. A portion of the stock option exercise proceeds resulted from the exercise by certain executive officers of the Company of stock options granted to them. In connection with the exercise, three of our executive officers received interest-bearing, short-term loans, aggregating $.6 million, from ALARIS Medical Systems. These loans were subsequently repaid in full. Holdings was entitled to require such executive officers to exercise such options in order to provide Holdings with sufficient funds to retire the Convertible Debentures. Such options were granted to these executive officers in anticipation of Holdings' need to require such exercise in order to complete the retirement of the Convertible Debentures (see note 5 to the consolidated financial statements).

        ALARIS Medical Systems is required over the next twelve months to make interest payments on the Senior Secured Notes in the amount of $22.2 million and interest payments on the Senior Subordinated Notes in the amount of $17.6 million. On January 15, 2002, Holdings made its last interest payment on the Convertible Debentures of $.6 million.

        Although we have no further principal amortization requirements until the maturity of the Senior Secured Notes and the Senior Subordinated Notes in December 2006, management will continue to monitor the capital markets prior to such time for opportunities to improve the Company's and Holdings' capital structure. Management anticipates that ALARIS Medical Systems and Holdings will refinance their entire debt structure prior to December 2006 since it believes that it is unlikely that ALARIS Medical Systems will generate sufficient cash flow from operations to repay the Senior Secured Notes and the Senior Subordinated Notes at maturity in 2006 and to permit it to make distributions to Holdings to enable it to repay the Senior Discount Notes at maturity in 2008. Such refinancing may involve an offering of debt securities of ALARIS Medical Systems or Holdings (or both), an offering of equity securities of Holdings to reduce the level of indebtedness of ALARIS Medical Systems or Holdings (or both), or a combination of any of the foregoing. The ability of ALARIS Medical Systems or Holdings, or both, to obtain such debt or equity financing will be dependent upon many factors, including overall financial market and economic conditions and our operating performance and expectations at such time.

        Should ALARIS Medical Systems not repay its indebtedness at maturity in 2006, should Holdings not repay the Senior Discount Notes in 2008, or should ALARIS Medical Systems not be able to make distributions to Holdings commencing in 2004 in order to permit Holdings to make cash interest payments on the Senior Discount Notes, these events could have a material adverse effect on our business, financial condition and results of operations and could result in a default by Holdings, ALARIS Medical Systems or both, and possible acceleration of all or a portion of such indebtedness, unless Holdings, ALARIS Medical Systems or both could refinance such indebtedness or obtain the required funds from other sources.

        Net cash provided by operating activities for the year ended December 31, 2001 was $56.8 million compared with $41.9 million provided by operating activities in 2000. Net cash used in investing activities for the year ended December 31, 2001 and 2000 was $11.9 million and $.4 million, respectively. Net cash used in investing activities included net proceeds from the sale of Instromedix of $8.1 million in 2001, and $17.5 million in 2000 (see note 3 to the consolidated financial statements.) Cash used in investing activities also includes $17.5 million and $14.9 million in net capital expenditures for the years ended December 31, 2001 and 2000, respectively. We anticipate making capital expenditures of approximately $20.0 million in 2002. Net cash used by financing activities for the year ended December 31, 2001 and 2000 was $24.4 million and $34.3 million, respectively, and was composed of principal payments on long-term debt of $184.0 million, proceeds of $170.0 million from the Senior Secured Note offering and $8.0 million of debt issuance costs. During the year 2001, Federal, state and foreign taxes paid (net of refunds), related to continuing operations, were $2.6 million.

        In response to customer requests to finance their payments related to equipment purchases over time, we have identified an unrelated third party financing company to assist our customers in such area. In recent years, $12 million to $16 million annually of drug infusion equipment sales to North American customers have been financed by this third party. If such third party financing source were no longer available to our customers, it could require us to find another party or to finance such customer purchases and require use of our cash. Additionally, our operating results could also be affected as it is possible that customers could look to make their purchases from our competitors who might be able to finance such purchases at a lower cost of funds.

        During 2001, we made cash payments of $3.3 million for restructuring and non-recurring costs initiated in 2001. These activities related to efforts aimed at streamlining of operations in the North American business unit and resulted in the elimination of 71 positions and a $3.4 million charge to the income statement. Cash payments related to these activities were primarily for severance and related benefits and consulting. At December 31, 2001, $0.1 million of employee termination costs remain accrued and are expected to be paid early in 2002.

        During 2000, we made cash payments of $4.2 million for restructuring and other non-recurring activities initiated in 2000. These actions resulted in annualized savings of approximately $6 million per year and involved facilities in Creedmoor, North Carolina, Basingstoke, England and San Diego, California. The activities included a restructuring of the Creedmoor manufacturing operation to include disposables engineering, distribution operations and automated manufacturing of selected products. Additionally, manual assembly operations were relocated to our facilities in Tijuana, Mexico, and certain operations were outsourced. The restructuring also included matching the Basingstoke, England and San Diego, California operations to the mix of requirements resulting from product line rationalization efforts. Approximately $1 million of the total estimated restructuring charge was non-cash. At December 31, 2000, $1.8 million was accrued for such restructuring costs. We made cash payments of $1.6 million during 2001 for restructuring activities initiated in 2000. Our payments made during 2001 for these restructuring activities comprise $1.2 million for severance and related benefits and $0.1 million for termination of a product distribution agreement. The remaining restructuring charges are expected to be paid early in 2002. At December 31, 2001, $.2 million was accrued for such restructuring costs.

        The following schedule summarizes our contractual obligations and commitments to make future payments as of December 31, 2001.

Payments Due by Period

Contractual Obligation	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term Debt	$350.0	$—	$—	$350.0	$—
Operating Leases	27.1	5.8	10.0	6.2	5.1
Interest Payments	189.0	39.8	74.6	74.6	—

Total Contractual Cash Obligations	$566.1	$45.6	$84.6	$430.8	$5.1

Seasonality

        Infusion instrument sales are typically highest in the fourth quarter due to sales compensation plans that reward the achievement of annual quotas and the seasonal characteristics of the industry, including hospital purchasing patterns. We anticipate that this trend will continue but are unable to predict the effect, if any, from potential healthcare reform and increased competitive pressures. Approximately 37% and 31% of our sales of drug infusion instruments occurred during the fourth quarters of 2001 and 2000, respectively.

Backlog

        The amount of unfilled orders, believed to be firm, at December 31, 2001 and 2000 was $10.5 million and $13.8 million, respectively.

Foreign Operations and Currency Exchange Rates

        We have significant foreign operations and, as a result, are subject to various risks arising therefrom, including foreign currency risks. This risk did not materially change during 2001. Due to changes in foreign currency exchange rates during 2001 and 2000, primarily a strengthening of the U.S. dollar against many European currencies, we recognized a foreign currency transaction loss of $2.5 million during both 2001 and 2000. Such losses were recorded in other expense in the statement of operations. For the years ended December 31, 2001 and 2000, approximately 34% of our sales were denominated in currencies other than the U.S. dollar. For the years ended December 31, 2001 and 2000, approximately 27% and 33%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada, Mexico and Australia. Additionally, substantially all of the receivables and payables of our foreign subsidiaries are denominated in currencies other than the U.S. dollar. During the first quarter of 2001, we entered into certain contracts to manage the risk of foreign currency fluctuations. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk Management."

Factors That Could Affect Future Financial Condition and Results

  Our and Holdings' substantial level of indebtedness could have a material adverse effect on our financial condition.

        We and Holdings have a substantial amount of indebtedness. At December 31, 2001, we and Holdings had $525.2 million combined outstanding indebtedness composed of obligations of ALARIS Medical and ALARIS Medical Systems. Holdings' indebtedness consisted of $159.3 million of Senior Discount Notes and $16.0 million of Convertible Debentures. (The Convertible Debentures were repaid at their scheduled maturity on January 15, 2002). ALARIS Medical Systems' indebtedness consisted of $170.0 million of Senior Secured Notes and $180.0 million of Senior Subordinated Notes.

        Our and Holdings' high level of indebtedness could have important consequences, including the following:

  •
  it may be difficult for us to satisfy our obligations with respect to our debt;

  •
  our ability to obtain additional financing for working capital, capital expenditures, potential acquisition opportunities or general corporate or other purposes may be impaired;

  •
  a substantial portion of our cash flow from operations must be dedicated to the payment on our indebtedness, reducing the funds available to us for other purposes; and

  •
  we may be more vulnerable to economic downturns, may be limited in our ability to respond to competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions.

        We expect to continue to meet our short-term liquidity needs, including capital expenditure requirements, with cash flow from operations and cash on hand. We will continue to use our funds primarily for operating expenses, including planned expenditures for new research and development programs, capital expenditures and scheduled interest payments on outstanding indebtedness. Although we have no further principal amortization requirements until the maturity of the Senior Secured Notes and the Senior Subordinated Notes in December 2006, management will continue to monitor the capital markets prior to such time for opportunities to improve the Company's and Holdings' capital structure. Management anticipates that ALARIS Medical Systems and Holdings will refinance their entire debt structure prior to December 2006 since it believes that it is unlikely that ALARIS Medical Systems will generate sufficient cash flow from operations to repay the Senior Secured Notes and the Senior Subordinated Notes at maturity in 2006 and to permit it to make distributions to Holdings to enable it to repay the Senior Discount Notes at maturity in 2008. Such refinancing may involve an offering of debt securities of ALARIS Medical Systems or Holdings (or both), an offering of equity securities of Holdings to reduce the level of indebtedness of ALARIS Medical Systems or Holdings (or both), or a combination of any of the foregoing. The ability of ALARIS Medical Systems or Holdings, or both, to obtain such debt or equity financing will be dependent upon many factors, including overall financial market and economic conditions and our operating performance and expectations at such time.

        Should ALARIS Medical Systems not repay its indebtedness at maturity in 2006, should Holdings not repay the Senior Discount Notes in 2008, or should ALARIS Medical Systems not be able to make distributions to Holdings commencing in 2004 in order to permit Holdings to make cash interest payments on the Senior Discount Notes, these events could have a material adverse effect on our business, financial condition and results of operations and could result in a default by Holdings, ALARIS Medical Systems or both, and possible acceleration of all or a portion of such indebtedness, unless Holdings, ALARIS Medical Systems or both could refinance such indebtedness or obtain the required funds from other sources.

        We must continue to develop new and enhanced products to remain competitive and we cannot assure you that our new products will obtain market acceptance.

        The primary markets for many of our products are relatively mature and highly competitive. Therefore, we depend on the development of new technologies and products. In the United States, we have recently experienced declining market share of the installed base of our large volume pumps, primarily because larger competitors are able to offer volume discounts based on bundled purchases of a broader range of medical equipment and supplies. Although our introduction of new products may offset future declines in market share, we cannot assure you that we will successfully complete or market new products, that such new products will achieve market acceptance or that we will not be required to upgrade such products after market introduction. Furthermore we cannot assure you that we can manufacture in sufficient volumes to satisfy demand or that sales of new products will offset declines in market share of existing products. We have made significant investments to develop the MEDLEY system. Since it is a new product, we cannot predict whether the demand for the MEDLEY system will justify the investments that we have made or our continuing efforts to improve the MEDLEY system. We cannot assure you that technological change will not place one or more of our existing or proposed products at a significant competitive disadvantage. In addition, we are unable to predict the pace of such change in the future. Additionally, if we do not successfully reposition our older products for sale to different markets, our introduction of new products will reduce sales of such older products.

  We face substantial competition in all of our markets.

        Our major competitors are Baxter International, Inc., Abbott Laboratories, Inc. and B. Braun Medical, Inc. in the United States market and Graseby Medical Limited, Fresenius Medical Care AG and B. Braun Melsungen AG in the International market. Some of these companies have greater financial, research and development, and marketing resources than we have. Some of our U.S. competitors are able to offer volume discounts based on bundled purchases of a broader range of medical equipment, pharmaceuticals and supplies than we sell, including infusion systems and intravenous solutions used with such systems. We cannot assure you that such competition will not have a material adverse effect on our business, financial condition, results of operations or prospects.

        There is a concentration of buying power among our U.S. customers, which may increase competition for sales and put downward pressure on pricing.

        Most sales in the U.S. hospital market are made to individual hospitals through long-term contracts with GPOs, which aggregate the buying power of their member hospitals and monitor compliance with purchase commitments. GPOs often enter into exclusive purchase commitments with as few as one or two providers of infusion systems and/or patient monitoring products for a period of several years. If we are not one of the selected providers, we may be precluded from making sales to members of a GPO for several years and, in certain situations, the GPO may require removal of our existing installed infusion pumps, which would result in a loss of the related disposable administration set sales. Even if we are one of the selected providers, we may be at a disadvantage relative to other selected providers which are able to offer volume discounts based on bundled purchases of a broader range of medical equipment and supplies. Further, we may be required to commit to pricing which has a material adverse effect on our profit margins.

  Our inability to protect our intellectual property positions could have a material adverse effect on our performance.

        We rely heavily on patents and other proprietary technology. Our inability to protect these positions could have a material adverse effect on our business, financial condition, results of operations or prospects. We cannot assure you that patent applications we submit will result in patents being issued or that, if issued, such patents will afford protection against competitors with similar technology.

        Legal standards relating to the scope of claims are still evolving in the courts and we cannot guarantee that our patents will be upheld as valid and enforceable. The U.S. Patent and Trademark Office may later modify or revoke our issued patents. This may create uncertainty until the matter is resolved, which could take several months or more. In addition, foreign patents may be more difficult to protect and the remedies that are available against infringers may be less extensive than in the United States.

        Because U.S. patent applications are maintained in secrecy for at least the first eighteen months after filing and because publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries, we cannot be certain that we were the first creator of the inventions covered by pending patent applications or the first to file patent applications on such inventions. We cannot assure you that any of our pending patent applications will be allowed, or if allowed, that the scope of the claims allowed will be sufficient to protect our products. Without establishing this priority, we will be unable to patent our inventions and, in fact, a patent on the invention may be awarded to another party. Interference or opposition proceedings instituted against us may increase the costs associated with the patent application process, delay the issuance of patents, or both.

        In addition, we cannot assure you that any of our patents or licensed patents will not be infringed or designed around by others, that others will not obtain patents that we will need to license or design around, that our products will not inadvertently infringe the patents of others, or that others will not manufacture and distribute similar products upon expiration of such patents. We cannot assure you that our patents will not be invalidated or that we or our licensors will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues. See the discussion under Item 1, "Business—Patents, Trademarks and Proprietary Rights" and Item 3, "Legal Proceedings."

        Under the United States patent law, certain statutory remedies for patent infringement are no longer available for a medical practitioner's otherwise infringing performance of a medical activity. In the United States, a patent may not be enforced against a medical practitioner's performance, or the performance of a related healthcare entity of a "medical activity," which is defined as the performance of a medical or surgical procedure on a body. However, remedies are still available against developers, manufacturers and distributors. This provision does not apply to patents derived from patent applications filed before September 30, 1996.

        Legislation which would have prohibited the issuance of patents directed to surgical and medical procedures did not pass Congress and no such legislation presently is pending. However, there can be no assurance that such legislation or other legislation will not be reintroduced and passed. If passed, such legislation could have a material adverse effect on our business, financial condition, results of operations or prospects.

        We sell our products under a variety of trademarks, some of which we consider to be of sufficient importance to warrant registration in the United States and various foreign countries in which we do business. We also rely on trade secrets, unpatented know-how and continuing technological advancement to maintain our competitive position. It is our practice to enter into confidentiality agreements with certain technical employees and consultants. We cannot assure you that these measures will prevent the unauthorized disclosure or use of our trade secrets and know-how or that others may not independently develop similar trade secrets or know-how or obtain access to our trade secrets, know-how or proprietary technology.

  Non-compliance with government regulation could seriously harm our business.

        We are subject to extensive governmental regulation, and our failure to comply with these regulations can have serious consequences upon our business. Government regulation is a significant factor in the research, development, testing, production and marketing of our products. If we do not comply with applicable regulatory requirements, we may need to recall products or suspend production of them. In addition, government regulators may refuse to allow the clinical testing or commercial distribution of our products and we could face civil sanctions or criminal prosecution. We cannot assure you that our existing products will consistently comply with such regulations or that any new products we develop will receive any necessary government approvals. See the discussion under Item 1, "Business—Government Regulation."

        Our products are regulated as medical devices. Medical devices are regulated by a variety of governmental agencies, including those of the United States, the individual states, and those of other countries. In the United States, the Federal Food, Drug, and Cosmetic Act, or FDC Act, authorizes the U.S. Food and Drug Administration, or FDA, to regulate the introduction of medical devices into commerce. FDA requires us to register with it and to list our devices. FDA has the authority to regulate the manufacturing, labeling, adverse event reporting, exporting and promotion, as well as related record keeping, for such products. FDA's enforcement of the FDC Act depends to a great extent on the agency's interpretation of the FDC Act and regulations promulgated thereunder. We cannot assure you that FDA's interpretations will not have a material adverse effect on our business, financial condition, results of operations or prospects.

        Obtaining necessary new product clearances or approvals from FDA is important to our business and can be a time consuming and expensive process. We cannot assure you that such clearances or approvals will be granted or that FDA's review of submissions or applications for the same will not involve delays adversely affecting the marketing and sale of our products.

        Certain states require licensing of medical device manufacturing facilities. Our manufacturing facility located in the State of California has such a requirement. We currently have a California Medical Device Manufacturing license for our facility in California. This license must be renewed annually. In order to retain this license, our facility in California must be in compliance with the FDC Act and the applicable state laws. We also have manufacturing facilities in the United Kingdom and Mexico which must meet the regulatory requirements imposed by those countries.

        The EU and other countries are in the process of developing new approaches for regulating medical products which may result in lengthening the time required or changing the requirements to obtain permission to market new devices. These changes could have a material adverse effect on our ability to market our devices in such countries and could hinder or delay the successful implementation of our planned international expansion.

  Governmental initiatives to contain healthcare costs could adversely affect our profit margins.

        There have been a number of U.S. governmental initiatives to reduce healthcare costs. Congress and various state legislatures periodically propose changes in law and regulation that could effect a major restructuring of the healthcare industry. Changes in governmental support of healthcare services, the prices for such services, or the regulations governing such services, as well as the growth of managed care organizations may all have a material adverse effect on our business, financial condition, results of operations or prospects. The costs of complying with possible new requirements may have a negative impact on our future earnings. In addition, we believe that the trend toward cost containment in the healthcare industry has resulted in the increase of the maximum time between changes of disposable administration sets at certain hospitals. Unless sales of disposable administration sets increase because of an increased installed base of infusion pumps, such changes in protocol may have a material adverse effect on our business, financial condition, results of operations or prospects. Moreover, any changes in protocol and other changes in the U.S. healthcare market which may occur in the future could force us to alter our approach in selling, marketing, distributing and servicing our customer base.

        Other governmental initiatives to contain healthcare costs focus on improving patient safety through the use of technologically advanced products and services. The success of our business strategy depends in part upon a continued emphasis by the government, as well as insurance companies, the public and the media, on patient safety, reducing the incidence of ADEs, enhancing patient care and improving medical outcomes. If these concerns become less of a priority, it could adversely affect our business strategy.

  We could face potential product liability claims relating to the use of our products.

        We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure you that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Our insurance excludes coverage for punitive damages. Product liability claims can be expensive to defend and can divert management and other personnel for months or years regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects.

  We are controlled by our principal stockholder.

        We are controlled by Jeffry M. Picower through Decisions Incorporated, JD Partnership, L.P. and JA Special Limited Partnership. Mr. Picower is (1) the sole stockholder and sole Director of Decisions, which is the sole general partner of JD Partnership and (2) the sole general partner of JA Special. Mr. Picower beneficially owns, indirectly through Decisions, JD Partnership and JA Special, approximately 77% of Holdings' common stock. Mr. Picower has the power to determine the outcome of any action requiring the approval of the holders of Holdings' common stock, including the election of all of Holdings' directors. Mr. Picower may have an interest in pursuing acquisitions, divestitures or other transactions that, in his judgment, could enhance his equity investment, even though such transactions may involve risk to other investors.

  We are subject to certain risks associated with our foreign operations.

        A substantial portion of our sales and earnings are attributable to international sales and manufacturing operations. During the years ended December 31, 2001 and 2000, $140.1 million and $127.6 million, respectively, of our sales were generated internationally, representing approximately 34% of our total sales during each period. The value of our foreign sales and earnings is impacted by currency exchange rate fluctuations. Changes in currency exchange rates could have a material adverse effect on our business, financial condition, results of operations or prospects. Furthermore, international manufacturing and sales are subject to other inherent risks. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk Management."

  We are subject to certain risks globally.

        Our operations are subject to special risks that can materially affect our sales, profits and cash flows, including, among other risks the following:

  •
  exchange rate devaluations and fluctuations,

  •
  the impact of inflation,

  •
  exchange controls,

  •
  labor unrest,

  •
  restrictions on transfer of funds,

  •
  contract disputes with critical suppliers,

  •
  enforcing and collecting accounts receivable under some countries' legal systems,

  •
  political uncertainty or instability,

  •
  import and export duties and quotas, and domestic and international customs and tariffs,

  •
  unexpected changes in regulatory environments, and

  •
  potentially adverse tax consequences.

  Supply risks and shortages could harm our business.

        We purchase a significant amount of the raw materials we need by purchase order, and have experienced temporary delays due to supplier shortages. In addition, we rely on a limited number of suppliers for circuit boards and other parts which are used in certain of our infusion systems. The loss of any of these suppliers would temporarily disrupt or interrupt our manufacturing process.

  We may be adversely affected by environmental and safety regulations to which we are subject.

        We must comply with U.S. and foreign environmental laws and regulations concerning emissions to air, waste water discharges and the generation, handling, storage, transportation and disposal of hazardous wastes, and with other federal, state and foreign laws and regulations. We believe that we possess all material permits and licenses necessary for the continuing operation of our business and that our operations are in substantial compliance with the terms of all applicable environmental laws. We cannot assure you that we will operate at all times in complete compliance with all such requirements. We cannot assure you that the applicable regulatory body's interpretation will not have a material adverse effect on our business, financial condition, results of operations or prospects. We could be subject to potentially significant civil or criminal fines and penalties for any noncompliance that may occur. It is impossible to predict accurately what effect these laws and regulations may have on us in the future. See the discussion under Item 1, "Business—Governmental Regulation—Environmental Matters".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk Management

        As part of the strategy to manage the risk of foreign currency fluctuations, we enter into forward exchange contracts to hedge anticipated cash receipts and payments denominated in currencies other than the U.S. dollar for periods consistent with identified exposures, but generally no longer than the end of the year for which we have completed our annual business plan. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in income when the underlying hedged transaction occurs. Currently, we also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Premiums on foreign currency options and any gains realized on such options that qualify as hedges are deferred and recognized in income when the underlying hedged transaction occurs. In addition, any deferred gains and losses on hedges which are terminated prior to the transaction date would be recognized in current income when the underlying hedged transaction occurs.

        As a matter of policy, we will only enter into currency contracts with counterparties that have at least an investment grade or equivalent credit rating from a major rating agency. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Management believes the risk of loss related to counterparty default is remote and would only consist of the net market value gain of the underlying instrument. The contracts have varying maturities with none exceeding twelve months. Costs associated with entering into contracts are not expected to be material to our financial results. Currency option and forward contracts are discussed in note 2 to the consolidated financial statements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—-Foreign Operations and Currency Exchange Rates."

Derivative Financial Instruments

        We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.

        During the first quarter of 2001, we began a foreign exchange risk management strategy as described above. Under the program, we utilize foreign currency options and forward contracts to reduce the effect of exchange rate fluctuations. We categorize these instruments as entered into for purposes other than trading. We do not utilize derivative instruments for trading or speculative purposes. As of December 31, 2001 our only derivatives in place were forward contracts valued at $.1 million and designated as hedges of anticipated cash flows in various foreign currencies and foreign currency option contracts valued at $.4 million to hedge anticipated transactions (primarily the Euro). This amount is recorded as a current asset in our Balance Sheet (see note 2 to the consolidated financial statements).

        Consistent with our risk management policy to reduce the effect of interest rate volatility, we continued our use of interest rate swap derivatives during 2000 and 2001. In October 2001, and in conjunction with our repayment of our Credit Facility, we terminated the swap. Since then, we have not engaged in any other derivative interest rate swap transactions because all of our outstanding debt is at a fixed rate. (see note 5 to the consolidated financial statements).

Market Risk

        We incur option premium cost in connection with our currency hedging activities. The option premium cost represents the entire risk associated with these derivatives. Option premium costs are reflected in the period the underlying transaction is recognized.

        We did not incur any premium cost in connection with the swap agreement. However, after entering into the agreement, the fair value of the swap became negative. In October 2001, in connection with our repayment of the Credit Facility, we terminated the swap agreement, resulting in a charge to other expense of $1.6 million.

Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company is required to adopt FAS 142 effective January 1, 2002 with respect to goodwill and intangible assets acquired prior to June 30, 2001. Under FAS 142, the Company's goodwill amortization expense, which is currently approximately $6,000 per year, with no related tax benefit, will cease. The Company is currently evaluating other potential effects that adoption of the provisions of FAS 142 may have on its results of operations and financial position. The Company intends to comply with provisions of FAS 142, which require it to: (i) identify reporting units and complete a reassessment of the useful lives of existing intangible assets by the end of the first quarter of 2002; (ii) complete the first step of transitional goodwill impairment testing (which identifies potential impairment) by the end of the second quarter of 2002; and (iii) complete the second step of goodwill impairment testing, if necessary (which measures impairment loss) by the end of fiscal 2002.

        In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling-of-interests-method of accounting. Intangible assets that do not meet certain defined criteria in FAS 141 for recognition apart from goodwill shall be reclassified as goodwill as of the date FAS 142 is initially applied in its entirety. Under FAS 141, the Company will reclassify to goodwill its existing $4,500 intangible asset related to acquired workforce. Current annual amortization of acquired workforce, net of tax effect, of approximately $300 will cease. The Company is currently evaluating other potential effects implementation of FAS 141 may have on its results of operations and financial position.

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

        The Financial Statements are set forth on pages F-1 through F-34 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding Directors is incorporated by reference to the section entitled "Election of Directors" in the ALARIS Medical Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2002 (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of Part I of this Report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report.

1.	Financial Statements:
The following financial statements of ALARIS Medical Systems, Inc. and its subsidiaries are included on pages F-1 - F-34
Report of Independent Accountants
Consolidated Balance Sheet at December 31, 2001 and 2000
Consolidated Statement of Operations for the years ended December 31, 2001, 2000 and 1999
Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Consolidated Statement of Changes in Stockholder's Equity for the period from December 31, 1998 to December 31, 2001
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2001
All other schedules have been omitted because they are inapplicable, not required or the required information is included in the financial statements or notes thereto.
3.	Exhibits:
Exhibit No.	Description of Exhibit	Status of Filing
2.3	Asset Purchase Agreement dated August 17, 2000, by and among ALARIS Medical, ALARIS Medical Systems, Card Guard Scientific Survival Ltd. and Card Guard Technologies, Inc. (Registrant agrees to furnish supplementally to the Commission upon request a copy of all omitted schedules and exhibits to the Asset Purchase Agreement.)	Incorporated by reference to Exhibit 2(a) to ALARIS Medical Systems' Form 8-K dated September 15, 2000.
3.1	Restated Certificate of Incorporation of ALARIS Medical Systems, Inc.	Filed herewith.
3.3	By-Laws of ALARIS Medical Systems, Inc.	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (333-18687) of ALARIS Medical Systems (the "2001 S-4.")

4.1	Indenture, dated as of November 26, 1996, among IMED Corporation, IMED International Trading Corp. and United States Trust Company of New York, as trustee (including form of notes).	Incorporated by reference to Exhibit 10.2 to ALARIS Medical's Form 8-K dated December 11, 1996.
4.2	Indenture Assumption Agreement, dated as of November 26, 1996, between IVAC Holdings, Inc. and United States Trust Company of New York, as trustee.
Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (333-18687) of ALARIS Medical Systems, IVAC Overseas Holdings, Inc. and IMED International Trading Corp. (the "1996 S-4.")
4.3	Supplemental Indenture, dated as of November 26, 1996, between IVAC Overseas Holdings, Inc. and United States Trust Company of New York, as trustee.	Incorporated by reference to Exhibit 4.3 to the 1996 S-4.
4.4	Indenture, dated October 16, 2001, between ALARIS Medical Systems and HSBC Bank USA, as trustee (including form of notes).	Incorporated by reference to Exhibit 4.4 to the 2001 S-4.
4.5	Registration Rights Agreement, dated as of October 16, 2001, by and among ALARIS Medical Systems and UBS Warburg LLC and Bear, Stearns & Co. Inc.	Incorporated by reference to Exhibit 4.5 to the 2001 S-4.
10.3	Addendum to Employment Letter dated April 13, 1999, by and between David L. Schlotterbeck, ALARIS Medical and ALARIS Medical Systems.	Incorporated by reference to ALARIS Medical's Annual Report on Form 10-K for the year ended December 31, 1999.
10.4
	Change in Control Agreement, dated April 20, 2000, between ALARIS Medical and William C. Bopp. (The Company has entered into identical agreements with each of the following officers: David L. Schlotterbeck, Sally M. Grigoriev, Jake St. Philip, Stuart E. Rickerson, Frederic Denerolle, William H. Murphy and Robert F. Mathews. Such agreements are identical to the Change in Control Agreement with Mr. Bopp and are not filed).	Incorporated by reference to Exhibit 10.17 to ALARIS Medical's Form 10-Q for the quarterly period ended March 31, 2000.
10.5	Non-Qualified Stock Option Agreement dated by and between David L. Schlotterbeck, ALARIS Medical and ALARIS Medical Systems.	Incorporated by reference to Exhibit 10.4 to the 2001 S-4.
10.6	Non-Qualified Stock Option Agreement dated by and between William C. Bopp, ALARIS Medical and ALARIS Medical Systems.	Incorporated by reference to Exhibit 10.5 to the 2001 S-4.

10.7	Non-Qualified Stock Option Agreement dated by and between Stuart E. Rickerson, ALARIS Medical and ALARIS Medical Systems.	Incorporated by reference to Exhibit 10.6 to the 2001 S-4.
10.8	Non-Qualified Stock Option Agreement dated by and between William H. Murphy, ALARIS Medical, Inc. and ALARIS Medical Systems, Inc.	Incorporated by reference to Exhibit 10.7 to the 2001 S-4.
21	List of Subsidiaries of ALARIS Medical Systems.	Filed herewith.
(b)
Report on Form 8-K.

    None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on March 8, 2002.

ALARIS MEDICAL SYSTEMS, INC.
By:	/s/ DAVID L. SCHLOTTERBECK Name: David L. Schlotterbeck Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)

/s/ NORMAN M. DEAN Norman M. Dean	Director and Chairman of the Board
/s/ DAVID L. SCHLOTTERBECK David L. Schlotterbeck	Director, President and Chief Executive Officer
/s/ WILLIAM C. BOPP William C. Bopp	Sr. Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ROBERT F. MATHEWS Robert F. Mathews	Vice President—Finance and Treasurer (Principal Accounting Officer)
/s/ HANK BROWN Hank Brown	Director
/s/ HENRY GREEN Henry Green	Director
/s/ BARRY SHALOV Barry Shalov	Director
/s/ WILLIAM TUMBER William Tumber	Director

ALARIS MEDICAL SYSTEMS, INC.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of ALARIS Medical Systems, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 45 present fairly, in all material respects, the financial position of ALARIS Medical Systems, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Diego, CA
March 4, 2002

ALARIS MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share and per share data)

ASSETS

	December 31,
	2001	2000
Current assets:
Cash and cash equivalents	$50,826	$30,618
Receivables, net	67,893	79,786
Inventories	69,408	62,324
Prepaid expenses and other current assets	33,456	32,945

Total current assets	221,583	205,673
Net investment in sales-type capital leases, less current portion	24,225	25,920
Property, plant and equipment, net	57,607	59,988
Other non-current assets	28,013	24,546
Intangible assets, net	236,773	248,329

	$568,201	$564,456

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$19,871
Accounts payable	23,856	22,052
Accrued expenses and other current liabilities	51,733	44,936

Total current liabilities	75,589	86,859

Long-term debt	350,000	344,905
Other non-current liabilities	49,485	37,636

Total non-current liabilities	399,485	382,541

Contingent liabilities and commitments (notes 9 and 14)
Common stock and other stockholder's equity:
Common stock and capital in excess of par value, authorized 3,000 common shares at $.01 par value; 100 issued and outstanding at December 31, 2001 and 2000	203,716	203,684
Accumulated deficit	(101,562)	(101,089)
Accumulated other comprehensive loss	(9,027)	(7,539)

Total stockholder's equity	93,127	95,056

	$568,201	$564,456

The accompanying notes are an integral part of these consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2001	2000	1999
Sales	$412,795	$378,948	$389,927
Cost of sales	211,601	202,964	199,923

Gross profit	201,194	175,984	190,004

Selling and marketing expenses	80,021	72,340	75,749
General and administrative expenses	47,182	37,891	40,702
Research and development expenses	27,060	21,570	22,134
Restructuring, integration, and other non-recurring charges	6,889	7,048	2,887

Total operating expenses	161,152	138,849	141,472

Interest income from sales-type capital leases	5,141	5,095	4,425

Income from operations	45,183	42,230	52,957
Other income (expenses):
Interest income	1,979	1,313	1,373
Interest expense	(41,650)	(41,543)	(39,903)
Other, net	(3,959)	(140)	(1,668)

Total other expense	(43,630)	(40,370)	(40,198)

Income before income taxes	1,553	1,860	12,759
Provision for income taxes	3,223	3,200	7,600

(Loss) income from continuing operations	(1,670)	(1,340)	5,159

Discontinued operations:
Income (loss) from operations of discontinued business [net of applicable income tax expense (benefits) of $180, ($872), and ($4,200), respectively]	270	(1,308)	(23,627)
Gain on disposal of business [net of applicable income tax expense of $2,492 and $1,226, respectively]	3,737	1,839	—

Total income (loss) from discontinued operations	4,007	531	(23,627)

Income (loss) before extraordinary item	2,337	(809)	(18,468)
Extraordinary item: Debt extinguishment loss [net of applicable income tax benefit of $296] (note 5)	(443)	—	—

Net income (loss)	$1,894	$(809)	$(18,468)

The accompanying notes are an integral part of these consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$1,894	$(809)	$(18,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,913	33,182	37,393
Net loss on disposal of property, plant and equipment and write-off of intangibles	273	1,726	20,990
Debt issue costs amortization	2,349	3,114	2,730
Accretion of paid-in-kind interest (note 5)	1,697	—	—
Deferred tax (benefit) expense, continuing operations	(2,091)	(2,310)	2,297
Gain on sale of Instromedix (note 3)	(3,737)	(1,839)	—
Extraordinary loss on extinguishment of debt (note 5)	443	—	—
(Increase) decrease in assets:
Receivables, net	11,544	2,638	17,309
Inventories	(9,046)	14,131	2,616
Prepaid expenses and other current assets	(3,553)	(4,802)	(469)
Net investment in sales-type capital leases, non-current portion	1,695	(1,513)	(5,296)
Other non-current assets	(187)	(2,136)	—
Increase (decrease) in liabilities:
Accounts payable	1,832	(2,960)	3,043
Accrued expenses and other current liabilities	12,369	(7,024)	(7,514)
Other non-current liabilities	9,427	10,520	(921)

Net cash provided by operating activities	56,822	41,918	53,710

Cash flows from investing activities:
Capital expenditures	(17,642)	(14,945)	(26,070)
Patents, trademarks and other	(703)	(1,093)	(1,114)
Payments for product licenses and distribution rights	(1,801)	(1,940)	(10,941)
Proceeds from disposal of property, plant and equipment	152	48	157
Net proceeds from sale of discontinued business (note 3)	8,051	17,516	—

Net cash used in investing activities	(11,943)	(414)	(37,968)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(183,967)	(31,652)	(19,096)
Proceeds from issuance of long term debt	170,000	—	—
Dividends to Holdings	(2,367)	(2,030)	(2,437)
Debt issuance/deferred financing costs	(8,048)	(650)	—

Net cash used in financing activities	(24,382)	(34,332)	(21,533)

Effect of exchange rate changes on cash	(289)	(93)	(138)

Net increase (decrease) in cash	20,208	7,079	(5,929)
Cash at beginning of period	30,618	23,539	29,468

Cash at end of period	$50,826	$30,618	$23,539

The accompanying notes are an integral part of these consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Dollars in thousands)

	Common Stock And Capital In Excess Of Par Value
			Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity	Comprehensive (Loss) Income
	Shares	Amount
Balance at December 31, 1998	100	$203,652	$(77,345)	$(3,189)	$123,118
Comprehensive loss:
Net loss for the year	—	—	(18,468)	—	(18,468)	$(18,468)
Equity adjustment from foreign currency translation	—	—	—	(1,124)	(1,124)	(1,124)

Comprehensive loss						$(19,592)

Tax benefit from exercise of Holdings stock options	—	32	—	—	32
Dividends to Holdings	—	—	(2,437)	—	(2,437)

Balance at December 31, 1999	100	203,684	(98,250)	(4,313)	101,121
Comprehensive loss
Net loss for the year	—	—	(809)	—	(809)	$(809)
Equity adjustment from foreign currency translation	—	—	—	(3,226)	(3,226)	(3,226)

Comprehensive loss						$(4,035)

Dividends to Holdings	—	—	(2,030)	—	(2,030)

Balance at December 31, 2000	100	203,684	(101,089)	(7,539)	95,056
Comprehensive loss:
Net income for the year	—	—	1,894	—	1,894	$1,894
Equity adjustment from foreign currency translation	—	—	—	(1,401)	(1,401)	(1,401)
Effects of cash flow hedges included in other comprehensive loss (net of tax expense of $58)	—	—	—	(87)	(87)	(87)

Comprehensive loss:						$406

Tax benefit from exercise of Holdings stock options	—	32	—	—	32
Dividends to Holdings	—	—	(2,367)	—	(2,367)

Balance at December 31, 2001	100	$203,716	$(101,562)	$(9,027)	$93,127

The accompanying notes are an integral part of these consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company:

        ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"), designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories. ALARIS Medical Systems was formed by the merger of two pioneers in infusion systems, IMED Corporation ("IMED") and IVAC Medical Systems ("IVAC"), Inc. on November 26, 1996. ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. ("Holdings"), formerly Advanced Medical, Inc., was incorporated on October 14, 1994 under the laws of the State of Delaware. ALARIS Medical Systems and its subsidiaries are collectively referred to as the "Company" or "ALARIS."

Summary of Significant Accounting Policies:

Consolidation:

        The financial statements include the accounts of ALARIS Medical Systems and its subsidiaries. All subsidiaries of ALARIS Medical Systems are wholly-owned. The Company does not have any equity method investments. All intercompany accounts and transactions among ALARIS Medical Systems and its subsidiaries have been eliminated in consolidation.

Use of estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, costs and expenses, assets, liabilities and related disclosure of contingent amounts. While we believe our estimates and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

Revenue recognition:

        Revenue on product sales is recognized upon passage of title and transfer of risk of loss, net of an allowance for estimated returns and rebates. Additionally, the Company sells instruments via long-term agreements to a number of customers under contracts which allow customers to acquire instruments with no initial payment. The sales price for the instruments is recovered via surcharges applied to minimum purchase commitments of related disposables. These agreements are referred to herein and accounted for as sales-type capital leases. The term of the financing is generally three to seven years, with annual interest rates of 9% to 15%. Under these arrangements, revenue is recognized for the instruments upon shipment of the product. Unearned finance revenue on sales-type capital leases is calculated using the inherent rate of interest on each agreement, the expected disposable shipment period and the principal balance financed and is recognized as disposables are shipped using a reducing principal balance method which approximates the interest method. Contract provisions include liquidated damage clauses which are sufficient to recover the sales price of the instruments in the event of customer non-compliance. The Company also provides instruments to customers under contracts with no minimum commitment quantity for disposable products and terms ranging from one to seven years. No revenue is recognized upon the shipment of the instruments. A surcharge is applied to disposable products to recover the cost of the instruments and revenue is recognized upon shipment of the disposables. The instruments are reclassified from inventory to property, plant and equipment upon shipment, depreciated over their estimated useful lifes and included in capital expenditures in the consolidated statement of cash flows. Service revenue is recognized when services are rendered.

Concentrations of credit risk:

        The Company's financial instruments that are subject to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company's policy is to place its cash and cash equivalents and short-term investments with high quality financial institutions in order to limit its credit exposure. To date, the Company has not experienced any credit losses associated with these financial instruments.

        The Company provides a variety of financing arrangements for its customers. The majority of the Company's accounts receivable are from hospitals throughout the United States, Europe, Canada and Australia with credit terms of generally 30 days, although various European markets pay much longer than the contractual terms. The Company maintains adequate reserves for potential credit losses and such losses have been within management's estimates.

Cash and cash equivalents:

        Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less.

        In connection with its hedging program (note 2), the Company maintains foreign exchange lines which are secured by cash equivalent investment accounts with banks providing the lines. The investment accounts serve as collateral for the foreign exchange lines and at December 31, 2001, the Company was required to maintain a total balance in the accounts of $2,787.

Inventories:

        Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

Property, plant and equipment:

        Property, plant and equipment is stated at cost. The Company capitalizes costs of computer software developed or obtained for internal use. Capitalization begins when it is probable that the project will be completed, funding for the project has been committed and the project's conceptual formulation and design is complete. Capitalization ceases when the project is substantially complete and ready for use. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized. Depreciation and amortization is provided using the straight-line method based upon the following estimated useful lives of the assets (or lease terms, if shorter, for leasehold improvements).

Building and leasehold improvements	3 to 10 years
Machinery and equipment	3 to 10 years
Information technology (including computer software)	3 to 10 years
Furniture and fixtures	4 to 10 years
Instruments at customers	1 to 8 years

Capitalized patent and trademark costs:

        The Company capitalizes patent issuance cost and trademark registration costs. These costs are amortized using the straight-line method over the estimated period of benefit, an average of seven years for the periods presented. At December 31, 2001 and 2000, the unamortized capitalized patent issuance costs were $2,719 and $2,627, respectively.

Intangible assets:

        The Company has recorded goodwill for the excess purchase price over the estimated fair values of tangible and intangible assets acquired and liabilities assumed resulting from acquisitions and is amortizing the assets over their expected useful lives.

        Intangible assets are amortized as follows:

Patents	Straight-line	8 years (weighted average)
Workforce	Straight-line	14 years
Product licensing and distribution fee	Straight-line	15-18 years
Trademarks	Straight-line	30 years
Goodwill (see "Recent pronouncements:" in this footnote)	Straight-line	30-35 years

Impairment of long-lived assets:

        The Company assesses potential impairments of long-lived assets, certain intangibles and goodwill, on an exception basis, when there is evidence that events or changes in circumstances may have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset. At December 31, 2001, no such impairment losses have been recorded.

Debt issue costs:

        Debt issue costs aggregating $10,886 and $8,375 at December 31, 2001 and 2000, respectively, are amortized using the interest method.

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

Software production costs:

        Some of the Company's products include embedded software which is essential to the products' functionality. The Company capitalizes software production costs when the project reaches technological feasibility and ceases capitalization when the project is ready for release. Software production costs are amortized using the greater of: a) the ratio of current gross revenue for the related product to total current and anticipated gross revenue for the related product or b) the straight-line method over the remaining estimated economic life of the product. Amortization begins when the product is available for general release to the customer. Unamortized capitalized software production costs at December 31, 2001 and 2000 were $1,958 and $1,890, respectively, and are included in property, plant and equipment. Amortization expense, which began in 2001, was $259.

Fair value of financial instruments:

        The carrying amount of the Company's financial instruments, including cash, trade receivables and payables, approximates their fair value due to their short-term maturities. The fair values of the Company's sales-type lease receivables are estimated by discounting future cash flows using discount rates that reflect the risk associated with similar types of loans. The estimated fair values of the Company's sales-type lease receivables approximate their carrying values. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities and the quoted market price for the debentures. At December 31, 2001, there was no quoted market price for the Company's senior secured notes, however, the Company believes the estimated fair value of the senior secured notes approximates its carrying value. The carrying values and fair values of the Company's other debt at December 31, 2001 and 2000, were as follows:

	December 31, 2001		December 31, 2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
9 3/4% senior subordinated notes due 2006	$180,000	$171,000	$200,000	$80,000

Income taxes:

        The Company and its domestic subsidiaries file a consolidated Federal income tax return. Domestic subsidiaries file income tax returns in multiple states on either a stand-alone or combined basis. Foreign subsidiaries file income tax returns in their respective local jurisdictions.

        The Company recognizes deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements and tax returns in different periods. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a reserve against its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized.

Stock-based compensation:

        The Company measures compensation expense for Holdings' stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if the fair value-based method had been applied in measuring compensation expense.

Segment information:

        The Company uses the management approach to report segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company also discloses segment information about products and services, geographic areas, and major customers (note 11).

Comprehensive income (loss):

        In addition to net income (loss), the Company reports comprehensive income (loss) and its components including foreign currency translation items currently recorded to stockholders' equity. Comprehensive income is displayed in the Consolidated Statement of Changes in Stockholder's Equity and includes items not currently included in net income (loss). Comprehensive income (loss) does not have an impact on the Company's results of operations. At December 31, 2001, the accumulated equity adjustment from foreign currency translation was $8,940 and the accumulated effect of cash flow hedges (net of tax) was $87.

Shipping and handling costs:

        The Company records costs related to shipping and handling revenue in selling and marketing expense. Shipping and handling costs for customers for the years ended December 31, 2001 and 2000 were $7,797 and $6,916, respectively. Shipping and handling costs for customer sales for 1999 is not available.

Recent pronouncements:

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company is required to adopt FAS 142 effective January 1, 2002 with respect to goodwill and intangible assets acquired prior to June 30, 2001. Under FAS 142, the Company's goodwill amortization expense, which is currently approximately $6,000 per year, with no related tax benefit, will cease. The Company is currently evaluating other potential effects that adoption of the provisions of FAS 142 may have on its results of operations and financial position. The Company intends to comply with provisions of FAS 142, which require it to: (i) identify reporting units and complete a reassessment of the useful lives of existing intangible assets by the end of the first quarter of 2002; (ii) complete the first step of transitional goodwill impairment testing (which identifies potential impairment) by the end of the second quarter of 2002; and (iii) complete the second step of goodwill impairment testing, if necessary, (which measures impairment loss) by the end of fiscal 2002.

        In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling-of-interests-method of accounting. Intangible assets that do not meet certain defined criteria in FAS 141 for recognition apart from goodwill shall be reclassified as goodwill as of the date FAS 142 is initially applied in its entirety. Under FAS 141, the Company will reclassify to goodwill its existing $4,500 intangible asset related to acquired workforce. Current annual amortization of acquired workforce, net of tax effect, of approximately $300 will cease. The Company is currently evaluating other potential effects implementation of FAS 141 may have on its results of operations and financial position.

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

Reclassifications:

        Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2—ADOPTION OF FAS 133 AND SIGNIFICANT ACCOUNTING POLICIES FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Adoption of FAS 133:

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement requires the Company to record all derivatives on the balance sheet at fair value, and to record most changes to the value of derivatives in income as the underlying hedged transaction occurs.

Derivative instruments and hedging activities:

        The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company's risk management program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results through a controlled program including the use of derivative financial instruments. The only derivatives in place by the Company at December 31, 2001, are detailed below under "Foreign Currency."

Policies on derivatives and hedging activities:

        The accounting treatment for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation. For derivative instruments that qualify as a cash flow hedge, the effective portion of its value is reported as a component of accumulated other comprehensive loss and recorded in earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion is immediately recorded in results of operations.

        For each derivative contract entered into, the Company formally documents the relationship between the hedging instrument and hedged item, as well as its risk management objective and strategy for undertaking the hedge. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective, then the Company is required to discontinue hedge accounting with respect to that derivative prospectively.

Foreign currency:

        The Company has significant foreign operations and, as a result, is subject to foreign currency risks. This risk did not materially change during 2001. Due to changes in foreign currency exchange rates during 2001 and 2000, primarily a strengthening of the U.S. dollar against many European currencies, the Company recognized foreign currency transaction losses of $2,500 in other expense during both 2001 and 2000. For the years ended December 31, 2001 and 2000, approximately 34% of the Company's sales were denominated in currencies other than the U.S. dollar. For the years ended December 31, 2001 and 2000, approximately 27% and 33%, respectively, of the Company's operating expenses were denominated in currencies other than the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada, Mexico and Australia.

        As part of the strategy to manage the risk of foreign currency fluctuations, the Company enters into forward exchange contracts to hedge anticipated cash receipts and payments denominated in currencies other than the U.S. dollar for periods consistent with identified exposures, but generally no longer than the end of the year for which we have completed our annual business plan. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in income when the underlying hedged transaction occurs. The gain on forward exchange contracts in 2001 was $12. Currently, the Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Premiums on foreign currency options and any gains realized on such options that qualify as hedges are deferred and recognized in income when the underlying hedged transaction occurs. The option premium cost represents the entire risk associated with these derivatives. Option premium costs and any realized gains are recognized in other income or expense at the time the designated hedged transaction is realized. For the year ended December 31, 2001, the net charge in other expense related to the option program was $125, which included premium costs of $563 and a related gain of $438. At December 31, 2001, $145 ($87 after tax) was included in accumulated other comprehensive loss, representing the market value of the unrealized hedged transactions, net of the related option premium cost.

        As of December 31, 2001, the Company's only derivatives in place were forward contracts valued at $70 and designated as hedges of anticipated cash flows in various foreign currencies and foreign currency option contracts valued at $414 to hedge anticipated transactions (primarily the Euro).

Interest rate:

        Prior to repayment of the Credit Facility in October 2001, the Company used interest rate swaps to convert a portion of its variable rate debt to fixed rates. The Company did not incur any premium cost in connection with the swap agreement. However, after entering into the agreement, the fair value of the swap became negative. In October 2001, in connection with the Company's repayment of the Credit Facility, the Company terminated the swap agreement, resulting in a charge to other expense of $1,577 (note 5).

NOTE 3—SALE OF INSTROMEDIX

        On August 31, 2000, pursuant to an Asset Purchase Agreement dated as of August 17, 2000, the Company sold the assets and certain liabilities of its Instromedix division to Card Guard Technologies, Inc. ("Buyer") for $30,000 in cash (the "Sale").

        The Asset Purchase Agreement and the other agreements executed in connection with the sale required the Company to assist Buyer in setting up a fully independent headquarters and manufacturing facility in San Diego, California. Pursuant to these agreements, $5,000 of the $30,000 purchase price was placed in escrow. The Company received such escrowed amount, after certain offsets, upon completion of its obligations under the agreements in the first quarter of 2001 and recognized a gain. The total after-tax gain recorded related to the Sale was $5,576, with $3,737, or $.06 per share, recorded during 2001 and $1,839, or $.03 per share recorded in 2000. Approximately $18,000 of the net cash proceeds from the Sale (after taxes and other estimated costs) was used to repay indebtedness under the bank credit facility. Additionally, during the second quarter of 2001, the Company received a $4,513 refund of Federal tax payments made in 2000 related to the sale of Instromedix.

        As a result of the Sale, the Company's consolidated statements of operations exclude the Instromedix results from continuing operations and reflect such operating results as discontinued operations. The operating results for Instromedix for 2000 through the Sale date have been reported as a loss from operations of discontinued business for the year ended December 31, 2000. During 2001, the Company assessed additional reserves related to the discontinued business and determined the contingency was no longer probable. This change in estimate resulted in the release of a reserve of $450 ($270 net of tax) which is recorded in discontinued operations. For the years ended December 31, 2000 and 1999, Instromedix sales included in discontinued operations were $8,672, and $14,386, respectively.

NOTE 4—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	December 31,
	2001	2000
Receivables, net:
Trade receivables	$62,219	$72,868
Allowance for doubtful accounts	(2,842)	(2,331)

	59,377	70,537
Current portion of net investment in sales-type capital leases (note 9)	8,516	9,249

	$67,893	$79,786

Inventories:
Raw materials	$40,546	$28,078
Work-in-process	4,993	6,985
Finished goods	23,869	27,261

	$69,408	$62,324

Prepaid expenses and other current assets:
Deferred income tax asset	$28,110	$24,823
Other	5,346	8,122

	$33,456	$32,945

Property, plant and equipment, net:
Land	$640	$640
Building and leasehold improvements	16,991	16,802
Machinery and equipment	55,464	45,800
Information technology	28,791	28,209
Furniture and fixtures	7,188	7,182
Instruments at customers	28,785	26,385
Construction-in-process	7,620	8,905

	145,479	133,923
Accumulated depreciation and amortization	(87,872)	(73,935)

	$57,607	$59,988

        Depreciation expense was $18,619, $18,767 and $17,168 for 2001, 2000 and 1999, respectively, including $1,440, $1,422 and $1,023 of depreciation on capitalized computer software in 2001, 2000 and 1999, respectively. The net book value of instruments at customers at December 31, 2001 and 2000 was $6,897 and $7,970, respectively.

	December 31,
	2001	2000
Other non-current assets:
Capitalized patent issuance and trademark registration costs	$2,719	$2,627
Patent license agreements	8,242	8,270
Debt issue costs	10,886	8,375
Other	6,166	5,274

	$28,013	$24,546

Intangible assets, net:
Goodwill (see "Recent Pronouncements:" in note 1)	$178,445	$178,445
Patents and completed technology	28,946	28,946
Product licensing and distribution fees	7,587	7,587
Supply agreements	10,758	10,758
Trademarks	90,000	90,000
Workforce	7,100	7,100

	322,836	322,836
Accumulated amortization	(86,063)	(74,507)

	$236,773	$248,329

        Amortization expense of intangible assets was $13,294, $13,152 and $15,692 during 2001, 2000 and 1999, respectively.

	December 31,
	2001	2000
Accrued expenses and other current liabilities:
Compensation	$28,886	$15,100
Warranty	7,338	7,895
Deferred revenue from sale of Instromedix (note 3)	—	7,500
Interest	5,580	3,168
Other	9,929	11,273

	$51,733	$44,936

Other non-current liabilities:
Deferred income tax liability	$23,944	$21,547
Deferred revenue	7,763	5,408
Warranty	685	685
Payable to Holdings (note 13)	11,426	5,226
Other	5,667	4,770

	$49,485	$37,636

NOTE 5—LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31,
	2001	2000
Bank credit facility, total term loans	$—	$164,648
9 3/4% senior subordinated notes due 2006	180,000	200,000
11 5/8% senior secured notes due 2006	170,000	—
Other	—	128

	350,000	364,776
Current portion	—	(19,871)

Long-term debt	$350,000	$344,905

Bank credit facility:

        In 1996, the Company entered into a $250,000 bank credit facility ("Credit Facility") with a syndicate of financial institutions which consisted of $200,000 of term loans and a $50,000 credit line maturing in 2002.

        During the second quarter of 2000, the Company entered into a swap agreement with a notional amount of $100,000, expiring in February of 2002. The agreement effectively fixed the interest rate on $100,000 of the Company's floating rate Credit Facility debt, resulting in a weighted average interest rate as of December 31, 2000, of 10.5% on all Credit Facility debt.

        In April 2001, the Company obtained an amendment to the terms of the Credit Facility, based on management's expectation that certain future performance covenants in the Credit Facility would not be met. As a result of the amendment, the interest rates under the Credit Facility were increased, including the addition of paid-in-kind interest.

        In connection with the issuance of ALARIS Medical Systems' 11 5/8% senior secured notes due 2006 ("Senior Secured Notes") (see below), the Credit Facility was repaid in full and the interest rate swap agreement was terminated on October 16, 2001. The termination of the interest rate swap resulted in a loss of $1,577, which has been recorded as other expense.

Senior secured notes:

        As a result of both the increased Credit Facility interest expense subsequent to the amendment discussed above and restrictive Credit Facility covenants prohibiting ALARIS Medical Systems from making distributions to Holdings to fund the retirement of its outstanding $15,969 of 7 1/4% convertible subordinated debentures due 2002 ("Convertible Debentures"), ALARIS Medical Systems completed an offering of $170,000 of Senior Secured Notes on October 16, 2001. Proceeds from the offering were $164,900, net of investment banking fees. These proceeds, along with existing cash of approximately $10,000, were used to repay all amounts outstanding under ALARIS Medical Systems' Credit Facility (approximately $157,400 including principal, accrued interest and cost to terminate the related interest rate swap agreement) and to repurchase $20,000 aggregate principal amount of ALARIS Medical Systems' 9 3/4% senior subordinated notes due 2006 ("Senior Subordinated Notes") at a discount to par.

        The extinguishment of the Credit Facility debt resulted in a charge of $2,800 ($1,680 net of tax benefit) related to the write-off of the then remaining unamortized debt issuance costs. The reacquisition of $20,000 principal amount of Senior Subordinated Notes at a discount to par and related write-off of unamortized debt issuance costs resulted in a net gain of $2,060 ($1,237 net of tax).

The gains and losses from the early retirement of debt have been classified as extraordinary items in the consolidated statement of operations.

        The Senior Secured Notes bear interest at 11 5/8%, payable semi-annually beginning June 1, 2002, with all principal due at maturity on December 1, 2006. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Senior Secured Notes prior to maturity. Prior to December 1, 2005, under certain conditions, ALARIS Medical Systems has the option to redeem a portion of the Senior Secured Notes at 111.625% of the principal amount thereof. On or after December 1, 2005, ALARIS Medical Systems may redeem the Senior Secured Notes at 105.813% of the principal amount thereof, plus accrued and unpaid interest. In the event of a change of control, as defined in the indenture, holders of the Senior Secured Notes will have the right to require ALARIS Medical Systems to purchase their Senior Secured Notes at 101% of the principal amount thereof, plus accrued and unpaid interest.

        The Senior Secured Notes rank senior to all indebtedness of ALARIS Medical Systems and are secured by all capital stock in the directly owned domestic subsidiaries of ALARIS Medical Systems, 65% of the capital stock in the directly owned foreign subsidiaries of ALARIS Medical Systems and substantially all other assets of ALARIS Medical Systems, including real property, equipment, intellectual property, inventory, personal property and general intangibles, other than accounts receivable. The Senior Secured Notes contain various restrictive covenants, including limiting the ability of ALARIS Medical Systems and its restricted subsidiaries to incur additional indebtedness or liens, make investments, sell assets, pay dividends, repurchase stock, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of its assets.

Senior subordinated notes:

        The Senior Subordinated Notes bear interest at a rate of 9 3/4% per annum, which is payable semi-annually on June 1 and December 1 of each year. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Senior Subordinated Notes prior to maturity. The Senior Subordinated Notes are redeemable at the option of ALARIS Medical Systems, in whole or in part, at any time on or after December 1, 2001 at the price of 104.875%, plus accrued and unpaid interest, with the redemption price declining each year thereafter. On or after December 1, 2004, the redemption price is 100% of the principal amount thereof, plus accrued and unpaid interest. In the event of a change of control, as defined in the indenture, holders of the Senior Subordinated Notes will have the right to require ALARIS Medical Systems to purchase their Senior Subordinated Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The Senior Subordinated Notes are subject to certain restrictive and reporting covenants, including limiting the ability of ALARIS Medical Systems and its restricted subsidiaries to incur additional indebtedness or liens, make investments, sell assets, pay dividends, repurchase stock, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of its assets. On October 16, 2001, in conjunction with the issuance of the Senior Secured Notes, ALARIS Medical Systems repurchased $20,000 aggregate principal amount of the Senior Subordinated Notes at a discount to par. At December 31, 2001, the Company had outstanding $180,000 of Senior Subordinated Notes.

Senior discount notes of Holdings:

        In connection with the acquisition of Instromedix, on July 28, 1998, Holdings completed the sale of $109,892 of 11 1/8% Senior Discount Notes due 2008 ("Senior Discount Notes"), receiving net proceeds of $106,321.

        The Senior Discount Notes bear interest at a rate of 11 1/8% per annum. Interest accruing on these notes is added to the outstanding principal balance through July 31, 2003. Interest accruing beginning August 1, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The Senior Discount Notes will mature on August 1, 2008. The Senior Discount Notes are redeemable at the option of Holdings, in whole or in part, at any time after August 1, 2003 at a price of 105.563% of the principal amount thereof, plus accrued and unpaid interest, with the redemption price declining each year thereafter. Effective August 1, 2006, the redemption price is 100.0%, plus accrued and unpaid interest. In the event of a change of control, as defined in the indenture, holders of the Senior Discount Notes will have the right to require Holdings to purchase their Senior Discount Notes in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The Senior Discount Notes are subject to certain restrictive covenants.

        The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permit ALARIS Medical Systems to make distributions to Holdings if it has satisfied certain financial performance requirements. The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permit ALARIS Medical Systems to make distributions, or "restricted payments," to Holdings if at the time of the restricted payment, ALARIS Medical Systems satisfies the two conditions described in the following paragraphs. Management believes that when Holdings is required to begin making cash interest payments on the Senior Discount Notes in 2004, ALARIS Medical Systems will have satisfied these conditions.

        The first condition is that at the time of the distribution, ALARIS Medical Systems must have a Fixed Charge Coverage Ratio (as calculated in accordance with the indentures as described below) of at least 2.5 to 1 calculated for the four complete calendar quarters preceding the distribution as though the distribution had been made at the beginning of such period. The Fixed Charge Coverage Ratio will be determined by dividing ALARIS Medical Systems' Consolidated EBITDA (as defined in the indentures) by its Consolidated Interest Expense, as defined in the indentures. Based on the interest rate on and the amount of debt outstanding at ALARIS Medical Systems at December 31, 2001, the interest expense to be included in future calculations of the Fixed Charge Coverage Ratio is approximately $38,900. As a result, the minimum required Consolidated EBITDA to meet the ratio is approximately $97,300.

        The calculation of Consolidated EBITDA for purposes of the indentures is different from the Company's calculation of Adjusted EBITDA described elsewhere in this report. (See Item 6, "Selected Consolidated Financial Data" including footnote (6).) Under the indentures, Consolidated EBITDA is defined as follows: "With respect to any Person for any period, the Consolidated Net Income of such Person and its Restricted Subsidiaries for such period, plus, to the extent deducted in computing Consolidated Net Income: (i) provision for taxes based on income or profits of such Person and its Restricted Subsidiaries for such period; (ii) Consolidated Interest Expense of such Person for such period; and (iii) depreciation and amortization (including amortization of goodwill and other intangibles) and all other non-cash charges (excluding any such non-cash charge to the extent that it represents an accrual of or reserve for cash charges in any future period or amortization of a prepaid cash expense that was paid in a prior period) of such Person and its Restricted Subsidiaries for such period; and any extraordinary or non-recurring loss and any net loss realized in connection with either an Asset Sale or the extinguishment of indebtedness, in each case, on a consolidated basis determined in accordance with GAAP. Notwithstanding the foregoing, the provision for taxes based on the income or profits of, and the depreciation and amortization and other non-cash charges of, a Restricted Subsidiary of a Person shall be added to Consolidated Net Income to compute Consolidated EBITDA only to the extent (and in the same proportion) that the Net Income of such Restricted Subsidiary was included in calculating the Consolidated Net Income of such Person.

        The second condition which must be satisfied prior to making a restricted payment is that the distribution, together with certain other restricted payments, may not exceed a sum determined by reference to ALARIS Medical Systems' cumulative Consolidated Net Income (as defined in the indentures) for the period since January 1, 1997 and cash capital contributions made after such date, less restricted payments made. This condition provides that the Consolidated Net Income of ALARIS Medical Systems will be added to the amount available each quarter until such time as historical net losses of $43,610 are exhausted. Subsequent to such time, 50% of the future ALARIS Medical Systems net income is added to the amount available. At December 31, 2001 the amount available for future restricted payments was $28,176. This amount was reduced by $15,398 in January 2002 in connection with the retirement of the Convertible Debentures.

        The preceding description of the provisions of the indentures which govern restricted payments, including the defined terms, is a summary only and is qualified in its entirety by the text of the indentures, which the Company has filed with the Securities and Exchange Commission as exhibits to previously filed reports. See Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Convertible Debentures of Holdings:

        At December 31, 2001, Holdings had outstanding $15,969 of Convertible Debentures. The Convertible Debentures are convertible at the option of the holder into common stock of Holdings at any time prior to maturity at a conversion price of $18.14 per share, subject to adjustment in certain events. The Convertible Debentures were retired at their scheduled maturity on January 15, 2002. The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permit ALARIS Medical Systems to make distributions to Holdings if it has satisfied certain financial performance requirements.

        In addition, these indentures allow ALARIS Medical Systems to invest up to $15,000 of its cash on hand in a wholly-owned unrestricted subsidiary. ALARIS Medical Systems made such investment in December 2001 and January 2002. In December 2001, the unrestricted subsidiary, in open market purchases, purchased $183 in principal amount of the Convertible Debentures at an approximate 1% discount. As a result, the total principal amount outstanding was reduced to $15,969 as of December 31, 2001. Holdings was able to complete the retirement of the $15,969 Convertible Debentures in January, 2002 by using proceeds of a loan from the unrestricted subsidiary along with cash proceeds from employee stock option exercises, including exercises by certain key executives of certain "callable" stock options, the granting of which was previously agreed to by Holdings in anticipation of the need to call some or all of these options to complete the Convertible Debenture retirement. In connection with the exercise, three of the Company's executive officers received interest-bearing, short-term loans, aggregating $620 from ALARIS Medical Systems. These loans were subsequently repaid in full.

        Maturities of long-term debt of the Company during the years subsequent to December 31, 2001 are as follows:

2002	$—
2003	—
2004	—
2005	—
2006	350,000
Thereafter	—

$350,000

NOTE 6—INCOME TAXES

        The provision for (benefit from) income taxes comprises the following:

	Year Ended December 31,
	2001	2000	1999
Continuing operations:
Current:
Federal	$1,990	$5,335	$3,163
State	601	—	935
Foreign	2,723	175	1,205

Total Current	5,314	5,510	5,303

Deferred:
Federal	(993)	(1,249)	3,350
State	(773)	96	(421)
Foreign	(325)	(1,157)	(632)

Total Deferred	(2,091)	(2,310)	2,297

Provision for (benefit from) income taxes for continuing operations	$3,223	$3,200	$7,600

	Year Ended December 31,
	2001	2000	1999
Discontinued operations:
Current:
Federal	$891	$4,999	$(2,766)
State	189	1,060	(589)

Total Current	1,080	6,059	(3,355)

Deferred:
Federal	1,314	(4,707)	(697)
State	278	(998)	(148)

Total Deferred	1,592	(5,705)	(845)

Provision for (benefit from) income taxes for discontinued operations	$2,672	$354	$(4,200)

        The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (35%) and the effective income tax rate comprise the following:

	Year Ended December 31,
	2001	2000	1999
Taxes computed at statutory rate	$543	$651	$4,465
State income taxes, net of federal benefit	(112)	62	334
Effect of foreign operations	610	481	1,269
Amortization and write-off of non-deductible intangible assets	1,995	1,995	1,955
Federal tax credits	—	—	(625)
Other, net	187	11	202

Provision for (benefit from) income taxes	$3,223	$3,200	$7,600

        The components of the net deferred tax assets included in the Consolidated Balance Sheet as of December 31, 2001 and 2000 are as follows:

	2001	2000
Deferred tax assets:
Accrued liabilities and reserves	$28,515	$23,647
Unearned income	1,342	1,387
Credit carryforwards	2,854	6,137
Inventory	5,928	5,928
Net operating loss carryforwards	1,318	1,400
Miscellaneous	568	482

	40,525	38,981
Valuation allowance	(1,662)	(2,029)

Total deferred tax assets	38,863	36,952
Deferred tax liabilities:
Intangible assets	30,511	32,090
Property, plant and equipment	2,151	1,586
Miscellaneous	2,035	—

Net deferred tax assets	$4,166	$3,276

        As of December 31, 2001, the Company had foreign tax credit carryforwards of approximately $1,973 which expire from 2002 to 2006.

NOTE 7—STOCK OPTION PLANS

        Holdings maintains several stock option plans under which incentive stock options may be granted to key employees of the Company and non-qualified stock options may be granted to key employees, directors, officers, independent contractors and consultants.

        The exercise price for incentive stock options generally may not be less than the underlying ALARIS Medical stock's fair market value at the grant date. The exercise price for non-qualified stock options granted to non-directors will not be less than the par value of a share of ALARIS Medical common stock, as determined by a committee appointed by the Board of Directors (the "Committee").

The exercise price for non-qualified stock options granted to directors may not be less than the underlying ALARIS Medical stock's fair market value at the grant date.

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

        During 2000, Holdings' stockholders approved an amendment to increase the number of options available for grant under the 1996 Stock Option Plan from 5,500 options to 9,500 options. Additionally, the 1996 plan was amended to allow for the issuance of up to 2,800 of the total 9,500 options, to certain key employees of the Company. These non-qualified options expire 10 years after grant and vest seven years after their grant date, or earlier, in certain percentages, if and when certain target market prices for Holdings' common stock are achieved. At December 31, 2001, 1,898 of such options were outstanding. The vesting for these specific options granted is the earlier of seven years after the grant date or at the time market value of Holdings' common stock reaches $7.00, $9.00 and $11.00 per share, these options will vest at 30%, 60% and 100%, respectively.

Stock option activity:

        Activity for 2001, 2000 and 1999 with respect to these plans is as follows:

	Shares Underlying Options	Option Price Per Share
Outstanding at December 31, 1998	4,002	$1.81 - $6.75
Granted	4,734	$1.78 - $4.78
Exercised	(74)	$1.81 - $3.69
Canceled	(695)	$1.81 - $6.47

Outstanding at December 31, 1999	7,967	$1.78 - $6.75
Granted	1,325	$0.41 - $2.81
Exercised	(1)	$1.81 - $1.81
Canceled	(1,666)	$1.31 - $6.75

Outstanding at December 31, 2000	7,625	$0.41 - $6.75
Granted	1,267	$0.34 - $3.30
Exercised	(111)	$0.41 - $3.09
Canceled	(2,150)	$0.56 - $6.75

Outstanding at December 31, 2001	6,631	$0.34 - $6.75

        At December 31, 2001, 3,492 shares were available for future grant and 10,123 shares of ALARIS Medical common stock were reserved for issuance pursuant to Holdings' stock option plans. At December 31, 2001, 2000 and 1999, shares exercisable were 3,176, 3,488 and 3,011, respectively.

        If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans, the Company's reported net loss would be increased to the pro forma amounts indicated below:

	December 31,
	2001	2000	1999
Net income (loss):
As reported	$1,894	$(809)	$(18,468)
Pro forma	$1,011	$(2,494)	$(20,574)
Weighted average fair value per Holdings' share	$1.01	$1.57	$2.62

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2001, 2000 and 1999, respectively; dividend yields of 0%, expected volatility of 254%, 85% and 164%, risk free interest rates of 4.4%, 5.2% and 5.2%, and expected lives of 5 years.

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

        The following table summarizes information about employee stock-based compensation plans outstanding at December 31, 2001:

OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 2001

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 - $1.34	1,203	8.95	$0.76	317	$0.71
$1.38 - $1.88	1,173	7.39	$1.71	463	$1.78
$1.91 - $2.00	1,334	7.99	$2.00	39	$1.91
$2.00 - $3.09	1,211	5.51	$2.86	1,048	$2.93
$3.16 - $3.69	1,189	6.90	$3.35	907	$3.38
$3.75 - $6.75	521	6.76	$4.28	402	$4.37

$0.34 - $6.75	6,631	7.31	$2.30	3,176	$2.84

NOTE 8—BENEFIT PLANS

Pension plans:

        The Company had a defined benefit pension plan (the "Plan") which covered substantially all of its U.S. employees of a predecessor company as of December 31, 1993. On December 1, 1993, the predecessor company's Board of Directors approved amendments to the Plan provisions which include, among other matters, cessation of benefit accruals after December 1, 1993. All earned benefits as of that date were preserved and the Company will continue to contribute to the Plan as necessary to fund earned benefits. No contributions to the Plan were required during 2001, 2000 or 1999 due to the prepaid position of the Plan during those years.

        The following table sets forth the change in the benefit obligation and the change in the Plan assets during the years ended December 31, 2001 and 2000 and the Plan's estimated funded status and amounts recognized in the Company's balance sheet as of December 31, 2001 and 2000:

	December 31,
	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$11,185	$10,565
Service cost	313	308
Interest cost	885	836
Benefits paid	(288)	(253)
Actuarial loss (gain)	558	(271)

Benefit obligation at end of year	$12,653	$11,185

Change in Plan assets:
Fair value of Plan assets at beginning of year	$19,302	$19,020
Actual return on Plan assets	(1,492)	535
Benefits paid	(288)	(253)

Fair value of Plan assets at end of year	$17,522	$19,302

Funded status	$4,869	$8,117
Unrecognized actuarial gain	(1,191)	(5,222)

Prepaid benefit cost	$3,678	$2,895

        The components of net periodic benefit gain for the years ended December 31, 2001, 2000 and 1999 are as follows:

	December 31,
	2001	2000	1999
Service cost	$313	$308	$294
Interest cost	885	836	806
Expected return on Plan assets	(1,726)	(1,702)	(1,645)
Recognized actuarial gain	(255)	(357)	(234)

Net periodic benefit gain	$(783)	$(915)	$(779)

Assumptions used in the accounting are as follows:
Discount rates	7.50%	8.00%	8.00%
Rates of increase in compensation levels	NA	NA	NA
Expected long-term rates of return on assets	9.00%	9.00%	9.00%

Defined contribution plan:

        ALARIS Medical Systems has a 401(k) plan that allows eligible employees to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with specified guidelines.

ALARIS Medical Systems matches a percentage of the employee contributions up to certain limits. The Company's contribution expense for the years ended December 31, 2001, 2000 and 1999 was $1,668, $1,827 and $1,735, respectively.

        At December 31, 2001, the 401(k) plan had total assets of $103,829 spread among ten investment funds. Plan participants can choose to allocate their contributions and the Company matching contributions to any one or number of the eight active investment choices. Included in the plan is a fund which invests solely in the common stock of ALARIS Medical, Inc (the Stock Fund). The Stock Fund was established in 1998 and received participant contributions until February 2001 when new contributions were no longer allowed. At such time, the Stock Fund held 1,480 shares of Holdings common stock. Participants are still allowed to move their holdings out of the Stock Fund. At December 31, 2001, the Stock Fund held 1,480 shares, or approximately 2.5% of the total shares outstanding, of Holdings common stock.

NOTE 9—LEASES

Lease receivables:

        Anticipated future minimum amounts due under customer agreements accounted for as sales-type capital leases as of December 31, 2001 are as follows:

Year Ending December 31:	Sales-type Capital Leases
2002	$14,801
2003	10,783
2004	8,794
2005	6,557
2006	3,756
Thereafter	1,175

Total	$45,866

        The net investment in sales-type capital leases consists of the following:

	December 31,
	2001	2000
Minimum lease payments	$45,866	$50,706
Unguaranteed residual value of leased equipment	24	140
Unearned interest income	(12,040)	(14,422)
Allowance for uncollectible lease receivables	(1,109)	(1,255)

Net investment in sales-type capital leases	32,741	35,169
Current portion	(8,516)	(9,249)

Net investment in sales-type capital leases, less current portion	$24,225	$25,920

Lease commitments:

        The Company leases buildings and equipment under non-cancelable operating leases with terms ranging from approximately 2 to 13 years. Scheduled future minimum lease commitments as of December 31, 2001 are as follows:

Year Ending December 31:	Operating Leases
2002	$5,808
2003	5,171
2004	4,822
2005	4,742
2006	1,437
Thereafter	5,087

$27,067

        Rental expense was $5,634, $6,103 and $6,023 during 2001, 2000 and 1999, respectively.

NOTE 10—RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES

        During 2001, the Company recorded a charge of $3,369 for restructuring and other non-recurring activities. These activities were related to streamlining of operations in the North America business unit and resulted in the elimination of 71 positions. The initial charge of $2,879 for severance and related benefits resulted in the elimination of 70 positions. An additional position was eliminated during the year and benefit estimates were revised, resulting in a total charge for the year of $2,562 for severance and related benefits. The Company also incurred non-recurring charges of $807 for consulting related to the restructuring activities. As of December 31, 2001, approximately $2,477 of employee termination costs have been paid to 69 employees, and $807 has been paid for consulting fees. During the fourth quarter of 2001, the Company determined that certain costs related to the severence and related benefits for 2001 would be lower than originally estimated. Based on this information, the Company adjusted the accrual by approximately $300. The Company incurred an additional non-recurring consulting charge related to such activities during the fourth quarter, which totalled approximately $300. The remaining accrual of $85 for employee termination costs is expected to be paid early in 2002.

        During the year ended December 31, 2000, the Company recorded a charge of $7,048 related to restructuring activities in the manufacturing facilities in Creedmoor, North Carolina, Basingstoke, England and San Diego, California. Of this charge, $5,306 related to employee termination benefits, $601 related to termination of a product distribution agreement (including legal expenses), $117 related to the closure of a foreign sales office and $1,024 related to non-cash charges for fixed asset write-offs. The restructuring plans called for 154 manufacturing employees and 13 sales and administrative employees to be terminated. As of December 31, 2001, approximately $5,152 of employee termination costs have been paid to 166 employees. Additionally, approximately $540 has been paid for termination of a product distribution agreement and related legal costs. The remaining restructuring accrual for these activities of $215 is related to severance and related employee costs. The remaining restructuring charges are expected to be paid during the first quarter of 2002.

        The Company also incurred non-recurring charges of $3,520 in 2001 related to obtaining the amendment to the Credit Facility (note 5). The charges relate to legal, advisory and other consultant expenses incurred by the Company and its lenders, which the Company was required to pay.

        During 1999, the Company recorded a charge of $2,838 for two patent license agreements related to patent infringement lawsuits (note 14).

NOTE 11—SEGMENT INFORMATION

        The Company's segment performance is based on results of two geographical business segments within the same line of business—North America and International. Due to the sale of the Instromedix division, the prior years' segment information has been conformed to present the Company's two reportable segments from continuing operations—North America and International. (note 3)

        The Company is organized primarily based on geographic location with the United States and Canada drug infusion and patient monitoring business, and Mexico manufacturing activities, representing the North American segment. All other international operations, including Europe, Asia, Australia and Latin America, represent the International segment.

        The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (note 1). Segment data does not include intersegment revenues, or charges allocating corporate headquarters costs to each of its operating segments. The Company evaluates the performance of its segments based on operating income and adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). Adjusted EBITDA represents income from operations before restructuring, integration, extraordinary items, other non-recurring charges, depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

        The table below presents information about reported segments for the years ended December 31:

	North America	International	Total
2001
Sales	$285,630	$127,165	$412,795
Income from operations	21,342	23,841	45,183
Adjusted EBITDA	53,127	30,858	83,985
2000
Sales (A)	$259,864	$119,084	$378,948
Income from operations	25,805	16,425	42,230
Adjusted EBITDA	54,927	26,270	81,197
1999
Sales (A)	$265,672	$124,255	$389,927
Income from operations	25,025	27,932	52,957
Adjusted EBITDA	54,779	33,925	88,704

        Reconciliation of total segment adjusted EBITDA to consolidated loss from continuing operations before taxes:

	2001	2000	1999
Adjusted EBITDA
Total adjusted EBITDA for reportable segments	$83,985	$81,197	$88,704
Depreciation and amortization	(31,913)	(31,919)	(32,860)
Net interest	(39,671)	(40,230)	(38,530)
Restructuring, integration and other non-recurring charges	(6,889)	(7,048)	(2,887)
Other reconciling items	(3,959)	(140)	(1,668)

Income from continuing operations before income taxes	$1,553	$1,860	$12,759

	Sales
	2001	2000	1999
Product Line Information
Drug Infusion	$356,148	$326,141	$332,662
Patient Monitoring	33,383	31,088	34,455
Service	20,791	19,427	20,475
Shipping and handling (A)	2,473	2,292	2,335

	$412,795	$378,948	$389,927

	Sales			Long-Lived Assets
	2001	2000	1999	2001	2000
Geographical Information
United States	$267,861	$246,289	$251,333	$329,758	$340,095
International (B)	144,934	132,659	138,594	16,860	18,688

	$412,795	$378,948	$389,927	$346,618	$358,783

(A)
Beginning fourth quarter of 2000, shipping and handling revenues are required to be included in sales. Prior period information has been reclassified to conform to the change in reporting requirements. Segment information for 2001, 2000 and 1999, each include shipping and handling revenue for the respective 12-month period.

(B)
Includes Canadian sales, which are included in the North America unit for segment reporting purposes.

NOTE 12—CASH FLOW INFORMATION

        For the year ended December 31, 2001, Federal, state, and foreign taxes paid, net of tax refunds, resulted in a cash inflow of $1,918. Federal, state and foreign income taxes paid during 2000 and 1999 totaled $8,335 and $4,852 respectively. Interest paid during 2001, 2000 and 1999 totaled $36,832, $39,730 and $38,195, respectively.

        Capital lease obligations of $461 were incurred in 1999 when the Company entered into various capital leases for new computer equipment.

NOTE 13—RELATED PARTY ARRANGEMENTS

        Pursuant to ALARIS Medical Systems' tax sharing agreement with Holdings, for Federal income tax purposes, ALARIS Medical Systems is required to calculate its current income tax liability on a stand-alone basis as if it were not included in the Holdings consolidated income tax return. The resulting tax liability is payable to Holdings. The pro-forma income taxes recorded on ALARIS Medical Systems on a stand alone basis at December 31, 2001 and 2000 are $11,426 and $5,226, respectively, and are recorded in other non-current liabilities as a payable to Holdings. Such amounts eliminate in the consolidated financial statements.

NOTE 14—CONTINGENCIES AND LITIGATION

Government Regulation

        The United States Food and Drug Administration (the "FDA"), pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), regulates the introduction of medical devices into commerce, as well as testing manufacturing procedures, labeling, adverse event reporting and record keeping with respect to such products. The process of obtaining market clearances from the FDA for new products can be time consuming and expensive and there can be no assurance that such clearances will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of products. Enforcement of the FDC Act depends heavily on administrative interpretation and there can be no assurance that interpretations made by the FDA or other regulatory bodies will not have a material adverse effect on the business, financial condition, results of operations or cash flows. The FDA and state agencies routinely inspect the Company to determine whether the Company is in compliance with various requirements relating to manufacturing practices, testing, quality control, complaint handling, medical device reporting and product labeling. Such inspections can result in such agencies requiring the Company to take certain corrective actions for non-complying conditions observed during the inspections.

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

        In October 1999, the Company received a warning letter from the FDA related to earlier inspections of the San Diego, California manufacturing facility. The warning letter requested that the Company submit to FDA quarterly certifications of its regulatory compliance including certification of such compliance by outside regulatory consultants employed by the Company. FDA has the right to verify the findings of any such certifications in subsequent inspections.

        The initial certifications were submitted to FDA on April 29, 2000. On June 29, 2000, the Company received correspondence from FDA indicating that these initial certifications adequately addressed the agency's concerns to that point and, as a result, the frequency of the requested certifications was reduced from quarterly to annually. On April 27, 2001, the Company certified to FDA that the Company had initiated or completed all corrective actions called for in its independent consultant's report of April 20, 2001. Additionally, in August 2000 and in April 2001, FDA conducted inspections of the San Diego, California manufacturing facility. In each instance, the Company responded to FDA's observations with corrective actions that were acceptable to the agency. The

Company believes it is now in substantial compliance with FDA's requirements. However, the Company will continue to provide FDA with any requested certifications of its compliance.

        In the United States, the Company has initiated and carried out eleven field corrective actions which the FDA considers product recalls from 1997 through 2001. The Company has submitted to the FDA requests for closure related to each of these corrective actions but has not received notice of closure from the FDA. the Company has four active field corrective actions related to its products manufactured and sold outside the United States. In the second quarter of 1999, the Company initiated three corrective actions of certain versions of the P Series syringe pumps, which are manufactured in the United Kingdom and sold outside the United States, primarily in Europe. These corrective actions relate to software and hardware upgrades of the P Series syringe pumps. In the first quarter of 2000, the Company stopped shipment of a large volume pump previously introduced in the International market for redesign of its air-in-line sensing capability. the Company introduced the redesigned product into the International market in the third quarter of 2001 and provided a field correction for existing units. None of these field corrective actions materially interfered with the Company's operations and the affected product lines continued or will continue to be marketed by the Company.

        As of December 31, 2001, the Company does not believe it has significant cost remaining to complete any known field corrective actions, including those classified by the FDA as recalls. The costs incurred related to these activities have historically been significant. These costs include labor and materials, as well as travel and lodging for repair technicians. Estimates of the costs to complete these activities are often quite difficult to determine due to uncertainty surrounding how many affected units are still in service and how many units customers will fix without our assistance. Due to these difficulties in estimating costs, it is possible that the actual costs to complete each individual field corrective action could differ significantly from management's current estimates to complete such activities. Although there can be no assurances, the Company believes it has adequate reserves to cover the remaining estimated aggregate costs related to these activities.

Litigation

        On December 5, 2000, the Company filed a lawsuit in the United States District Court for the Southern District of California against Filtertek, Inc., seeking a declaration that the Company's own needle-free system does not infringe a Filtertek patent relating to a Filtertek needle-free device as well as seeking unspecified damages and equitable relief from Filtertek, for infringement of a patent relating to a needle-free system licensed to the Company on an exclusive basis by Medex, Inc. On March 9, 2001, Filtertek filed a lawsuit in the United States District Court for the Northern District of Illinois seeking unspecified damages and equitable relief from the Company claiming that the Company's needle-free system infringes the Filtertek patent and seeking, as well, a declaration, against Medex only, that Filtertek's needle-free device does not infringe the needle-free system patent licensed to the Company by Medex. The Company subsequently withdrew its claim for damages and equitable relief relating to the Medex patent. As a result of motions made by the parties, the California action was transferred to the Illinois court. The Illinois court granted the Company's motion to bifurcate discovery of liability issues and damages, so that discovery relating to liability is currently continuing and discovery relating to damages is currently abated.

        The Company believes that it has meritorious defenses to all of Filtertek's claims and it intends to defend itself vigorously. The Company has offered to submit to mediation or arbitration to expedite the resolution of this case, but the Company and Filtertek have not reached agreement to do so. Based on the evidence to date, the Company intends to move for a summary adjudication of the claims. If that does not resolve all claims, the Company will press for a prompt trial of the remaining claims. There can be no assurance that the Company's defenses will defeat all of Filtertek's claims and the failure to do so could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

        The Company was a defendant in a lawsuit filed in April, 1998, by Becton, Dickinson and Company ("Becton") against ALARIS Medical Systems, Inc., which alleged infringement of a patent licensed to Becton relating to the sale of the Company's SmartSite needleless system. In addition, the Company filed a lawsuit in December 1998 against Becton. The lawsuit alleged infringement of two patents, one owned by the Company, and one licensed to the Company, relating to Becton's Atrium needle free valve. On October 13, 1999, the Company and Becton entered into a settlement agreement. In connection with this agreement, the Company paid a total of $6,700 during the fourth quarter of 1999. The Company will not be required to pay any future royalties on patents covered by the agreement.

        The Company was a defendant in a lawsuit filed in June 1996 by Sherwood Medical Company ("Sherwood"), a unit of Tyco Healthcare Group ("Tyco"), against IVAC alleging infringement of two patents relating to disposable probe covers for use with the Company's infrared tympanic thermometer. On August 31, 1999, the Company and Tyco entered into a settlement agreement. In connection with this agreement, the Company made a one-time payment of $3,950 during the third quarter of 1999. ALARIS Medical Systems will not be required to pay any future royalties on patents covered by the agreement.

        The two agreements resulted in a charge in 1999 of $2,838 included in restructuring, integration and other non-recurring costs with the remainder of the license payments capitalized as acquired technology.

United States Customs Service Matter

        During the years 1988 through 1995, Cal Pacifico acted as the Company's United States customs broker and importer of record with respect to the importation into the United States of finished products assembled at the Company's two maquiladora assembly plants in Tijuana, Mexico. Cal Pacifico received a pre-penalty notice of intent from the United States Customs Service ("Customs") to assess additional duties and penalties against Cal Pacifico for its alleged failure to comply with certain documentary requirements regarding the importation of goods on behalf of its clients, including the Company. The Company believes that it is unlikely that Customs will assess any portion of the disputed amounts against the Company. Customs has not initiated any proceedings against the Company in respect of such matters. Nonetheless, Cal Pacifico advised the Company that it may seek recovery from the Company, through arbitration, for any portion of the disputed amounts which it is required to pay to Customs. The ultimate outcome of such proceeding cannot be predicted, nor is the Company able to estimate the possible loss resulting from such proceeding, should one occur. The Company believes that it has meritorious defenses to claims Cal Pacifico might raise against the Company. Although management does not believe it is probable that the Cal Pacifico dispute will result in a material claim against the Company, it will continue to monitor the matter.

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

ALARIS MEDICAL SYSTEMS, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

For the Three Years Ended December 31, 2001

(Dollars in Thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions(1)	Balance at end of period
Deducted from receivables
Allowance for doubtful accounts:
Year ended December 31, 2001	$2,331	$694	$(183)	$2,842
Year ended December 31, 2000	3,119	450	(1,238)	2,331
Year ended December 31, 1999	2,946	264	(91)	3,119
(1)
Represents accounts written-off as uncollectible, net of collections on accounts previously written-off.

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Short-term warranty reserve:
Year ended December 31, 2001	$7,895	$251	$(808)	$7,338
Year ended December 31, 2000	11,072	1,015	(4,192)	7,895
Year ended December 31, 1999	13,848	1,446	(4,222)	11,072
	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Tax Valuation Allowance:
Year ended December 31, 2001	$2,029	$1,131	$(1,498)	$1,662
Year ended December 31, 2000	2,029	—	—	2,029
Year ended December 31, 1999	2,029	—	—	2,029

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.4	Restated Certificate of Incorporation of ALARIS Medical Systems, Inc.
21	List of Subsidiaries of ALARIS Medical Systems, Inc.

QuickLinks

Documents Incorporated By Reference
PART I
PART II
Payments Due by Period
PART III
PART IV
SIGNATURES
ALARIS MEDICAL SYSTEMS, INC. Index to Consolidated Financial Statements
REPORT OF INDEPENDENT ACCOUNTANTS
ALARIS MEDICAL SYSTEMS, INC. CONSOLIDATED BALANCE SHEET (Dollar amounts in thousands, except share and per share data)
ASSETS
ALARIS MEDICAL SYSTEMS, INC. CONSOLIDATED STATEMENT OF OPERATIONS (Dollars in thousands)
ALARIS MEDICAL SYSTEMS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in thousands)
ALARIS MEDICAL SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Dollars in thousands)
ALARIS MEDICAL SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share data)
OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 2001
ALARIS MEDICAL SYSTEMS, INC. Schedule II—Valuation and Qualifying Accounts and Reserves For the Three Years Ended December 31, 2001 (Dollars in Thousands)
EXHIBIT INDEX