Form 10-Q
period 2002-03-31
ALARIS MEDICAL SYSTEMS INC
filed 2002-05-01
CIK 1029069

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

        On April 15, 2002 100 shares of Registrant's Common Stock were outstanding.

ALARIS MEDICAL SYSTEMS, INC.

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1—Financial Information:
Condensed consolidated statement of operations for the three months ended March 31, 2002 and 2001(unaudited)	3
Condensed consolidated balance sheet at March 31, 2002 (unaudited) and December 31, 2001	4
Condensed consolidated statement of cash flows for the three months ended March 31, 2002 and 2001(unaudited)	5
Condensed consolidated statement of changes in stockholder's equity for the period from December 31, 2001 to March 31, 2002 (unaudited)	6
Notes to the condensed consolidated financial statements	7
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3—Quantitative and Qualitative Disclosures About Market Risk	24
PART II. OTHER INFORMATION
Item 6—Exhibits and Reports on Form 8-K	26

Form 10-Q
Part 1—Item 1
Financial Information

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2002	2001
Sales	$104,400	$98,889
Cost of sales	52,688	51,059

Gross profit	51,712	47,830

Selling and marketing expenses	21,436	18,694
General and administrative expenses	9,441	11,628
Research and development expenses	6,202	6,731
Restructuring and other non-recurring items	(585)	5,743

Total operating expenses	36,494	42,796

Interest income from sales-type capital leases	1,189	1,276

Income from operations	16,407	6,310

Other income (expenses):
Interest income	214	635
Interest expense	(9,880)	(9,639)
Other, net	(494)	(939)

Total other expense	(10,160)	(9,943)

Income (loss) before income taxes	6,247	(3,633)
Provision for (benefit from) income taxes	2,498	(800)

Income (loss) from continuing operations	3,749	(2,833)

Discontinued operations:
Gain on disposal of business (net of applicable income tax expense of $2,492)	—	3,737

Net income	$3,749	$904

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,815	$50,826
Receivables, net	65,764	67,893
Inventories	69,245	69,408
Prepaid expenses and other current assets	31,738	33,456

Total current assets	214,562	221,583
Net investment in sales-type capital leases, less current portion	22,852	24,225
Property, plant and equipment, net	55,997	57,607
Other non-current assets	27,191	28,013
Goodwill, net	142,570	142,570
Other intangible assets, net	91,805	92,394

	$554,977	$566,392

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$23,522	$23,856
Accrued expenses and other current liabilities	52,581	51,733

Total current liabilities	76,103	75,589

Long-term debt	350,000	350,000
Other non-current liabilities	47,685	47,676

Total non-current liabilities	397,685	397,676

Contingent liabilities and commitments (note 11)
Stockholder's equity:
Common stock and capital in excess of par value, authorized 3,000 common shares at $.01 par value; 100 issued and outstanding at March 31, 2002 and December 31, 2001	203,752	203,716
Accumulated deficit	(98,619)	(101,562)
Loan to Holdings (note 6)	(14,993)	—
Accumulated other comprehensive loss	(8,951)	(9,027)

Total stockholder's equity	81,189	93,127

	$554,977	$566,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2002	2001
Net cash provided by operating activities	$16,369	$25,309

Cash flows from investing activities:
Net capital expenditures	(3,387)	(2,637)
Patents, trademarks and other	(363)	(157)
Payments for product licenses and distribution rights	—	(625)
Proceeds from sale of discontinued business	—	3,599

Net cash (used in) provided by investing activities	(3,750)	180

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(5,058)
Loan to Holdings (note 6)	(14,812)	—
Dividends to Holdings	(806)	(871)

Net cash used in financing activities	(15,618)	(5,929)

Effect of exchange rate changes on cash	(12)	(198)

Net (decrease) increase in cash	(3,011)	19,362
Cash and cash equivalents at beginning of period	50,826	30,618

Cash and cash equivalents at end of period	$47,815	$49,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDER'S EQUITY (Unaudited)

(Dollars in thousands)

	Common Stock And Capital In Excess Of Par Value
				Loan Receivable From Holdings	Accumulated Other Comprehensive Loss
			Accumulated Deficit			Total Stockholder's Equity	Comprehensive Income
	Shares	Amount
Balance at December 31, 2001	100	$203,716	$(101,562)	$—	$(9,027)	$93,127
Comprehensive income:
Net income for the period	—	—	3,749		—	3,749	$3,749
Equity adjustment from foreign currency translation	—	—	—		68	68	68
Effects of cash flow hedges included in other comprehensive income (net of tax benefit of $5)	—	—	—		8	8	8

Comprehensive income							$3,825

Tax benefit from exercise of Holdings stock options	—	36	—		—	36
Loan to Holdings (note 6)				(14,993)		(14,993)
Dividends to Holdings	—	—	(806)		—	(806)

Balance at March 31, 2002	100	$203,752	$(98,619)	$(14,993)	$(8,951)	$81,189

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

        In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2002, the results of its operations for the three months ended March 31, 2002 and 2001, and its cash flows for the three months ended March 31, 2002 and 2001.

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

Shipping and handling costs:

        The Company records costs associated with shipping and handling for customer sales as a selling and marketing expense. Shipping and handling costs for customer sales for the three months ended March 31, 2002 and 2001 were $1,873 and $1,980, respectively.

Reclassifications:

        Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS—ADOPTION OF FASB STATEMENTS 141 AND 142

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("FAS 142") and No. 141, Business Combinations ("FAS 141"),

which were issued by the Financial Accounting Standards Board in July 2001. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling-of-interests-method of accounting. Intangible assets that do not meet certain defined criteria in FAS 141 for recognition apart from goodwill shall be reclassified as goodwill as of the date FAS 142 is initially applied in its entirety. As required by FAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria and has reported them appropriately on the condensed consolidated balance sheet. In accordance with FAS 141, the Company reclassified its workforce, net of its related deferred tax liability, as goodwill. The Company performed a transitional goodwill impairment test and determined the asset not to be impaired.

        Upon adoption of FAS 142, the Company determined that intangible assets related to the "IVAC" tradename and trademarks had an indefinite life and in accordance with FAS 142, should not be amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting units. As of March 31, 2002 there was no impairment loss associated with such indefinite-lived intangible assets as their fair value exceeds the carrying amount.

        Intangible assets with finite lives will continue to be amortized over the expected economic lives of the intangible assets. The Company reassessed the useful lives of its intangible assets and determined no change in useful lives to be required for its finite-lived assets.

        Under these standards, the Company ceased amortizing goodwill totaling $142,570, including $2,714 ($4,523 before tax effect) of its workforce previously classified as an other intangible asset, and trademarks totaling $74,750 as of January 1, 2002. Adoption of the new standards resulted in not recognizing $2,301 in amortization expense for the quarter ended March 31, 2002, that would have been recognized had the previous standards been in effect.

        The following table presents the impact of FAS 141 and FAS 142 on income from operations and net income, as if they had been in effect for the quarter ended March 31, 2001 (in thousands).

Three Months Ended March 31, 2001
Income from operations, as reported	$6,310
Goodwill amortization	1,425
Workforce amortization	126
Tradename and trademark amortization	750

Pro forma operating income	$8,611

Loss from continuing operations, as reported	$(2,833)
Goodwill amortization	1,425
Workforce amortization	126
Tradename and trademark amortization	750
Tax effect	(350)

Pro forma loss from continuing operations	$(882)

Net income, as reported	$904
Goodwill amortization	1,425
Tradename and trademark amortization	750
Tax effect	(350)

Pro forma net income	$2,729

        Acquired other intangible assets were as follows:

	March 31, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Patents	$28,946	$16,946	$28,946	$16,550
Distribution rights and license agreements	8,578	3,523	8,578	3,330

Subtotal other intangible assets, net (subject to amortization)	$37,524	$20,469	$37,524	$19,880

Acquired other intangible assets (not subject to amortization):
IVAC tradename and trademarks	90,000	15,250	90,000	15,250

Other intangible assets, net	$127,524	$35,719	$127,524	$35,130

        For the three months ended March 31, 2002 and 2001, amortization expense for other intangible assets, net was $589 and $1,339, respectively. The estimated future annual amortization expense for other intangible assets, net is as follows:

Fiscal Year
2002 (A)	$1,762
2003	2,219
2004	2,182
2005	2,182
2006	2,130
2007	1,774

(A)
Amount represents remaining estimated amortization expense for 2002.

NOTE 3—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign currency:

        As part of the strategy to manage the risk of foreign currency fluctuations, the Company enters into forward exchange contracts to hedge anticipated cash receipts and payments denominated in currencies other than the U.S. dollar for periods consistent with identified exposures, but generally no longer than the end of the year for which the Company has substantially completed its annual business plan. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in income when the underlying hedged transaction occurs. There were no gains or losses on forward exchange contracts for the quarter ended March 31, 2002. The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Premiums on foreign currency options and any gains realized on such options that qualify as hedges are deferred and recognized in other income or expense when the underlying hedged transaction occurs. The option premium cost represents the entire risk associated with these derivatives. For the quarter ended March 31, 2002, the net charge in other expense related to the option program was $62, which consisted entirely of premium costs. At March 31, 2002, $13 ($8 after tax) was included in accumulated other comprehensive loss, representing the market value of the unrealized hedged transactions, net of the related option premium cost.

        As of March 31, 2002, the Company's only derivatives in place were forward contracts valued at $346 and designated as hedges of anticipated cash flows in various foreign currencies and foreign currency option contracts valued at $234 to hedge anticipated transactions (primarily the Euro).

NOTE 4—SALE OF INSTROMEDIX

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

NOTE 5—INVENTORIES

        Inventories comprise the following:

	March 31, 2002	December 31, 2001
Raw materials	$41,500	$40,546
Work-in-process	4,322	4,993
Finished goods	23,423	23,869

	$69,245	$69,408

NOTE 6—LONG-TERM DEBT

Convertible Debentures of Holdings:

        At December 31, 2001 Holdings had outstanding $15,969 of convertible debentures ("Convertible Debentures") which were retired at their scheduled maturity on January 15, 2002.

        The indentures governing the 11 5/8% senior secured notes and the 9 3/4% senior subordinated notes permit ALARIS Medical Systems to make distributions to Holdings if it has satisfied certain financial performance requirements. In addition, these indentures allow ALARIS Medical Systems to invest up to $15,000 of its cash on hand in a wholly owned unrestricted subsidiary. ALARIS Medical Systems made such investment partially in December 2001 and the remainder in January 2002. In December 2001, the unrestricted subsidiary, in open market purchases, purchased $183 in principal amount of the Convertible Debentures at an approximate 1% discount. The bonds acquired by the unrestricted subsidiary were then acquired and retired by Holdings. As a result, the total principal amount outstanding was reduced to $15,969 as of December 31, 2001. Holdings was able to complete the retirement of the $15,969 Convertible Debentures in January 2002 by using proceeds of a loan from the unrestricted subsidiary of $14,812 along with cash proceeds from employee stock option exercises, including exercises by certain key executives of certain "callable" stock options, the granting of which was previously agreed to by Holdings in anticipation of the need to call some or all of these options to complete the Convertible Debenture retirement. In connection with the exercise, three of the Company's executive officers received interest-bearing, short-term loans, aggregating $620 from ALARIS Medical Systems. These loans were subsequently repaid in full.

        The retirement of the Convertible Debentures resulted in notes payable from Holdings to the wholly-owned subsidiary of ALARIS Medical Systems of $14,993 which include a note issued in December, 2001 for $181 related to the purchase of the debentures and one issued in January, 2002, for $14,812.

        The notes bear interest at a rate of 7 1/4% per annum, compounded semi-annually and are due on December 31, 2008. Due to the parent/subsidiary relationship between the borrowing and lending companies, the notes receivable have been recorded as a reduction of the consolidated ALARIS Medical Systems stockholder's equity. Because of this relationship, although the notes bear interest at 7 1/4%, interest income is not recorded in the ALARIS Medical Systems consolidated income statement.

NOTE 7—SEGMENT INFORMATION

        The Company's segment performance is based on results of two geographical business segments within the same line of business—North America and International.

        The Company is organized primarily based on geographic location with the United States and Canada drug infusion and patient monitoring business, and Mexico manufacturing activities,

representing the North America segment. All other international operations, including Europe, Asia, Australia and Latin America, represent the International segment.

        The accounting policies of the segments are the same as those described in the consolidated financial statements. The geographical data does not include intersegment revenues, or charges allocating corporate headquarters costs to each of its operating segments. The Company evaluates the performance of its segments based on operating income and adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). Adjusted EBITDA represents income from operations before restructuring, other non-recurring items, depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

        The table below presents information about reported segments for the three months ended March 31:

	North America	International	Total
2002
Sales	$69,446	$34,954	$104,400
Operating income	8,816	7,591	16,407
Adjusted EBITDA	11,698	9,836	21,534
2001
Sales	$64,213	$34,676	$98,889
Operating (loss) income	(1,539)	7,849	6,310
Adjusted EBITDA	10,129	9,659	19,788

        Reconciliation of total segment adjusted EBITDA to consolidated income (loss) from continuing operations before taxes:

	Three Months Ended March 31,
	2002	2001
Adjusted EBITDA
Total adjusted EBITDA	$21,534	$19,788
Depreciation and amortization	(5,712)	(7,735)
Interest (net)	(9,666)	(9,004)
Restructuring and other non-recurring items	585	(5,743)
Other, net	(494)	(939)

Consolidated income (loss) from continuing operations before income taxes	$6,247	$(3,633)

NOTE 8—CASH FLOW INFORMATION

        During the quarters ended March 31, 2002 and 2001, Federal, state and foreign income taxes paid, net of tax refunds, totaled $382 and $662, respectively. Interest paid during the quarters ended March 31, 2002 and 2001 totaled $0 and $3,092, respectively.

NOTE 9—RESTRUCTURING AND OTHER NON-RECURRING ITEMS

        The Company recorded a non-recurring benefit of $1,125 during the first quarter of 2002 for an insurance settlement. The settlement related to damages and losses incurred at one of the Company's disposable products manufacturing plants in Mexico in 1993 as a result of flooding. The contingency related to the insurance settlement was resolved in the first quarter of 2002, when the Company received proceeds of $1,020 during the quarter and notification of an additional payment due of $105, which was received during April 2002.

        During the first quarter of 2002, the Company initiated a plan to restructure its Central European technical services. In this connection, the Company recorded a charge of $540 which included $400 of severance costs for 21 positions affected by the relocation of the German operation and $140 related to lease termination. The restructuring is anticipated to be completed during the third quarter of 2002. As of March 31, 2002, no payments have been made related to the restructuring.

        Restructuring and other non-recurring charges of $5,743 in the first quarter of 2001 included $2,364 of legal, advisory and consultant expenses related to obtaining an amendment to the ALARIS Medical Systems bank credit agreement. This amendment was completed in April 2001. The Company also recorded $3,379 in restructuring and other non-recurring charges during the first quarter of 2001. These activities related to streamlining of operations in the North American business and resulted in the elimination of 71 positions. The restructuring and other non-recurring charges in the first quarter of 2001 were composed of severance and related benefits of $2,879 and consulting fees of approximately $500. Adjusted EBITDA for the first quarter of 2002 and 2001 excludes the non-recurring items.

NOTE 10—RELATED PARTY ARRANGEMENTS

        Pursuant to ALARIS Medical Systems' tax sharing agreement with Holdings, for Federal income tax purposes, ALARIS Medical Systems is required to calculate its current income tax liability on a stand-alone basis as if it were not included in the Holdings consolidated income tax return. The resulting tax liability is payable to Holdings. The pro-forma income taxes recorded on ALARIS Medical Systems on a stand-alone basis at March 31, 2002 and December 31, 2001 are $10,939 and $11,426, respectively, and are recorded in other non-current liabilities as a payable to Holdings. Such amounts eliminate in the consolidated financial statements of Holdings.

NOTE 11—LITIGATION AND CONTINGENCIES

Litigation

        On December 5, 2000, the Company filed a lawsuit in the United States District Court for the Southern District of California against Filtertek, Inc., seeking a declaration that the Company's own needle-free system does not infringe a Filtertek patent relating to a Filtertek needle-free device as well as seeking unspecified damages and equitable relief from Filtertek, for infringement of a patent relating to a needle-free system licensed to the Company on an exclusive basis by Medex, Inc. On March 9, 2001, Filtertek filed a lawsuit in the United States District Court for the Northern District of Illinois seeking unspecified damages and equitable relief from the Company claiming that the Company's needle-free system infringes the Filtertek patent and seeking, as well, a declaration, against Medex only, that Filtertek's needle-free device does not infringe the needle-free system patent licensed to the Company by Medex. The Company subsequently withdrew its claim for damages and equitable relief relating to the Medex patent. As a result of motions made by the parties, the California action was transferred to the Illinois court. The Illinois court granted the Company's motion to bifurcate discovery related to liability and damages. Discovery relating to liability recently ended, while discovery relating to damages is currently abated.

        The Company believes that it has meritorious defenses to all of Filtertek's claims and it intends to defend itself vigorously. The Company has offered to submit to mediation or arbitration to expedite the resolution of this case, but the Company and Filtertek have not reached agreement to do so. Based on the evidence to date, the Company intends to move for a summary adjudication of the claims. If that does not resolve all claims, the Company will press for a prompt trial of the remaining claims. There can be no assurance that the Company's defenses will defeat all of Filtertek's claims and the failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

Other

        The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based on discussions with legal counsel, liabilities arising from such matters, if any, will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Part I—Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

        Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" and "Factors That Could Affect Future Financial Condition and Results" in our Form 10-K for the year ended December 31, 2001, and general conditions in the economy and capital markets.

General

        ALARIS was formed in 1996 by the merger of IMED Corporation and IVAC Medical Systems, Inc., two pioneers in the area of infusion technology, each with leading brand names and at least 30 years of operating history.

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

        On December 12, 2001, the Securities and Exchange Commission issued Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: inventory valuation, allowances for uncollectible accounts receivable and estimated rebates, cost of field corrective actions, deferred tax asset valuation and carrying value of intangible assets. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

        The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales. Beginning January 1, 2002, in accordance with new accounting standards, goodwill and certain other intangibles are no longer amortized. As required by FAS 142, prior year data in the following tables has not been restated and, therefore, contains amortization expense that is not included in current year information (see note 2 to the condensed consolidated financial statements).

	Three Months Ended March 31,
	2001	2002
Sales	100.0%	100.0%
Cost of sales	50.5	51.6

Gross margin	49.5%	48.4%
Selling and marketing expenses	20.5	18.9
General and administrative expenses	9.0	11.8
Research and development expenses	5.9	6.8
Restructuring and other non-recurring items	(0.6)	5.8
Interest income from sales-type capital leases	1.1	1.3

Income from operations	15.8	6.4
Interest expense, net	(9.3)	(9.1)
Other, net	(0.5)	(1.0)

Income (loss) from continuing operations before income taxes	6.0	(3.7)
Provision for (benefit from) income taxes	2.4	(.8)

Income (loss) from continuing operations	3.6	(2.9)

Gain on disposal of discontinued operations (net of tax)	—	3.8

Net income	3.6%	0.9%

Other Data:
Adjusted EBITDA (1)	20.6%	20.0%
	Three Months Ended March 31,
	2002	2001
Adjusted EBITDA (1)	$21,534	$19,788
Restructuring and other non-recurring items	585	(5,743)
Depreciation and amortization (2)	(5,712)	(7,735)
Interest income	214	635
Interest expense	(9,880)	(9,639)
Other, net	(494)	(939)
(Provision for) benefit from income taxes	(2,498)	800

Income (loss) from continuing operations	$3,749	$(2,833)

(1)
Adjusted EBITDA represents income from operations before restructuring, other non-recurring items, discontinued operations, interest, taxes, other, net, depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We have included information concerning Adjusted EBITDA herein because we use such information as a measure of assessing cash flows and ability to service debt and understand that such information is used by investors as one measure of an issuer's ability to service debt. Restructuring and other one-time items are excluded from Adjusted EBITDA as we believe that the inclusion of these items would not be helpful to an investor's understanding of our ability to service debt. Our computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(2)
Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense.

        Our sales results are reported consistent with our two geographical business units: North America and International. The following table summarizes sales to customers by each geographical business unit.

	Three Months Ended March 31,
	2002	2001
	(Dollars in millions)
North America Business Unit
Infusion Instruments	$12.5	$9.4
Dedicated Disposables	33.8	33.3
Other Disposables and Service	17.0	14.7

Subtotal	63.3	57.4

Patient Monitoring	6.1	6.8

North America Business Unit Total	$69.4	$64.2

International Business Unit
Infusion Instruments	$12.5	$12.9
Dedicated Disposables	17.1	17.5
Other Disposables and Service	4.2	3.1

Subtotal	33.8	33.5

Patient Monitoring	1.2	1.2

International Business Unit Total	$35.0	$34.7

ALARIS Medical Systems Total	$104.4	$98.9

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

Sales

        For the three months ended March 31, 2002, sales were $104.4 million, an increase of $5.5 million, or 6% (8% in constant currency), over the prior year. North America sales increased $5.2 million, or 8%, and International sales increased $0.3 million or 1% (6% in constant currency), compared with the prior year. The North America sales increase is due to higher volumes of both drug infusion instruments and disposable administration sets, resulting in an increase of $5.9 million over prior year drug infusion and service revenue. Contributing to the North America increase was $1.8 million in sales of our new MEDLEY™ Medication Safety System, which product was not available for sale during the first quarter of 2001. These increases were partially offset by lower volumes of patient monitoring instruments and disposables, resulting in a net decrease of $.7 million from the prior year patient monitoring sales. The International sales increase was due to higher volumes of non-dedicated disposable administration sets and large volume pumps offset by lower syringe pump volumes and revenue compared with the prior year. International sales in the prior year first quarter were very strong due to additional National Health System funding in the United Kingdom during that period, and sales continue to grow from this higher base. The increase in large volume pump sales for the International business is primarily attributed to the Asena GW, a new product launched in late 2001.

Gross Profit

        Gross profit increased $3.9 million, or 8%, during the quarter ended March 31, 2002, compared with the same quarter last year. The gross margin percentage increased to 49.5% in the first quarter of 2002, from 48.4% in the first quarter of 2001. The improved margin percentage was due to increased volume of disposables (which have higher margins than instruments) and lower product costs resulting from continuing manufacturing efficiencies and improvements, including the benefits from higher production volumes and related favorable utilization.

Selling and Marketing Expenses

        Selling and marketing expense increased $2.7 million, or 15%, during the quarter ended March 31, 2002, compared with the same period in 2001, primarily due to increased selling costs resulting from higher sales volume in the first quarter of 2002 compared with the prior year and to higher sales and marketing costs related to increased personnel and related activities supporting the North America launch of the MEDLEY Medication Safety System. These increases were partially offset by reductions in our distribution costs over the prior year. As a percentage of sales, selling and marketing expenses increased to 20.5% from 18.9% for the first quarter of 2001.

General and Administrative Expenses

        General and administrative expense decreased $2.2 million, or 19%, during the quarter ended March 31, 2002, compared with the same period in the prior year. This decrease is due to a $2.3 million reduction in amortization expense resulting from our adopting Statement of Financial Accounting Standard No. 142, "Goodwill and Intangible Assets" and No. 141, "Business Combinations", effective January 1, 2002, under which our goodwill and certain other amortization expense ceased. Inflationary cost increases in general and administrative expenses were generally offset by lower bonus accruals. General and administrative expense decreased from 11.8% of sales during the first quarter of 2001 to 9.0% of sales for the first quarter of 2002. Had the newly adopted accounting standards been in effect a year ago, general and administrative expense for 2001 would have been 9.4% of sales. See note 2 to the condensed consolidated financial statements.

Research and Development Expenses

        Research and development expense decreased approximately $.5 million, or 8%, during the quarter ended March 31, 2002, primarily due to higher spending requirements for outside consulting in the prior year for the limited North America launch of the MEDLEY Medication Safety System in 2001. Research and development spending in the International business also decreased in 2002 as a result of the launch of Asena GW, which accounted for significant costs in the prior year. Research and development expense decreased to 5.9% of sales for the first quarter of 2002, compared with 6.8% of sales for the first quarter of 2001.

Restructuring and Other Non-recurring Items

        We recorded a non-recurring benefit of $1.1 million during the first quarter of 2002 for an insurance settlement. The settlement related to damages and losses incurred at one of our disposable products manufacturing plants in Mexico in 1993 as a result of flooding. The contingency related to the insurance settlement was resolved in the first quarter of 2002, when we received proceeds of $1.0 million during the quarter and notification of an additional payment due of $.1 million, which was received during April 2002.

        During the first quarter of 2002, we initiated a plan to restructure our Central European technical services. In this connection, we recorded a charge of $.5 million which included $.4 million of severance costs for 21 positions affected by the relocation of the German operation and $.1 million related to lease termination. The restructuring is anticipated to be completed during the third quarter of 2002. As of March 31, 2002, no payments have been made related to the restructuring.

        Restructuring and other non-recurring charges of $5.7 million in the first quarter of 2001 included $2.4 million of legal, advisory and consultant expenses related to obtaining an amendment to the ALARIS Medical Systems bank credit agreement. This amendment was completed in April 2001. We also recorded $3.3 million in restructuring and other non-recurring charges during the first quarter of 2001. These activities related to streamlining of operations in the North American business and resulted in the elimination of 71 positions. The restructuring and other non-recurring charges in the first quarter of 2001 were composed of severance and related benefits of $2.8 million and consulting fees of approximately $.5 million. Adjusted EBITDA for the first quarter of 2002 and 2001 excludes the non-recurring items.

Adjusted EBITDA

        Adjusted EBITDA increased $1.7 million during the three months ended March 31, 2002 compared with the three months ended March 31, 2001. As a percentage of sales, Adjusted EBITDA increased from 20.0%, or $19.8 million, during the three months ended March 31, 2001 to 20.6%, or $21.5 million, during the three months ended March 31, 2002 due to the reasons discussed above. See note 1 under "Results of Operations."

Interest Expense

        Interest expense increased $.2 million, or 3%, during the quarter ended March 31, 2002 compared with the same period in the prior year. The increase in interest is due to higher interest rates on outstanding debt compared with prior year.

Interest Income

        Interest income decreased $.4 million during the quarter ended March 31, 2002 compared with the same quarter in 2001 due to lower interest rates earned on cash balances in 2002 compared with 2001.

Other, net

        Other expense decreased $.4 million during the quarter ended March 31, 2002 compared with the same quarter in the prior year due to a decrease in foreign currency transaction losses of $.9 million. During the first quarter of 2001, we received $.5 million of other income relating to the sale of a tradename. We did not receive comparable income in the current year, which partially offset the decrease from foreign currency transaction losses.

Discontinued Operations

        During the third quarter of 2000, we sold our Instromedix® division to Card Guard Technologies, Inc. ("Card Guard"). The agreement with Card Guard provided that we would assist the buyer in setting up a fully independent headquarters and manufacturing facility. During the first quarter of 2001, we completed our obligations related to the agreement and recorded a gain of $3.7 million, net of taxes.

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

        At March 31, 2002, we had $350.0 million outstanding indebtedness composed of $170.0 million of 11 5/8% senior secured notes due 2006 ("Senior Secured Notes"), which were issued on October 16, 2001 and $180.0 million of 9 3/4% senior subordinated notes due 2006 ("Senior Subordinated Notes"). The Senior Secured Notes bear interest at 11 5/8%, payable semi-annually in arrears beginning June 1, 2002, with all principal due at maturity on December 1, 2006. The Senior Subordinated Notes bear interest at 9 3/4%, payable semi-annually in arrears on June 1 and December 1, with all principal due at maturity on December 1, 2006.

        Holdings also had outstanding at March 31, 2002, $163.6 million accreted amount of its of 11 1/8% Senior Discount Notes due 2008 ("Senior Discount Notes"). As disclosed below, the Holdings Convertible Debentures were repaid at their scheduled maturity on January 15, 2002.

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

        The first condition which must be satisfied prior to making a restricted payment is that at the time of the distribution, ALARIS Medical Systems must have a Fixed Charge Coverage Ratio (as calculated in accordance with the indentures as described below) of at least 2.5 to 1 calculated for the four complete calendar quarters preceding the distribution as though the distribution had been made at the beginning of such period. The Fixed Charge Coverage Ratio will be determined by dividing ALARIS Medical Systems' Consolidated EBITDA (as defined in the indentures) by its Consolidated Interest Expense, as defined in the indentures. Based on the interest rate on and the amount of debt outstanding at ALARIS Medical Systems at March 31, 2002, the interest expense to be included in future calculations of the Fixed Charge Coverage Ratio is approximately $38.9 million. As a result, the minimum required Consolidated EBITDA to meet the ratio will be approximately $97.3 million.

        The calculation of Consolidated EBITDA for purposes of the indentures is different from our calculation of Adjusted EBITDA described elsewhere in this report. Under the indentures, Consolidated EBITDA is defined as follows: "With respect to any Person for any period, the Consolidated Net Income of such Person and its Restricted Subsidiaries for such period, plus, to the extent deducted in computing Consolidated Net Income: (i) provision for taxes based on income or profits of such Person and its Restricted Subsidiaries for such period; (ii) Consolidated Interest Expense of such Person for such period; and (iii) depreciation and amortization (including amortization of goodwill and other intangibles) and all other non-cash charges (excluding any such non-cash charge to the extent that it represents an accrual of or reserve for cash charges in any future period or amortization of a prepaid cash expense that was paid in a prior period) of such Person and its Restricted Subsidiaries for such period; and any extraordinary or non-recurring loss and any net loss realized in connection with either an Asset Sale or the extinguishment of indebtedness, in each case, on a consolidated basis determined in accordance with GAAP. Notwithstanding the foregoing, the provision for taxes based on the income or profits of, and the depreciation and amortization and other non-cash charges of, a Restricted Subsidiary of a Person shall be added to Consolidated Net Income to compute Consolidated EBITDA only to the extent (and in the same proportion) that the Net Income of such Restricted Subsidiary was included in calculating the Consolidated Net Income of such Person. "

        Consolidated EBITDA, per the indentures, as calculated for the quarter reconciled to those reported by ALARIS Medical Systems is as follows:

Three months ended March 31, 2002
(Dollars in thousands)
ALARIS Medical Systems consolidated net income	$3,749
Provision for income taxes	2,498
Interest expense	9,880
Depreciation and amortization	5,712
Non-cash items	60
Extraordinary/non-recurring items	540

Consolidated EBITDA, per indentures	$22,439

Less insurance settlement	$(1,125)
Less non-cash items	(60)
Less interest income	(214)
Other, net	494

ALARIS Medical Systems Adjusted EBITDA, as reported	$21,534

        The second condition which must be satisfied prior to making a restricted payment is that the distribution, together with certain other restricted payments, may not exceed a sum determined by reference to ALARIS Medical Systems' cumulative Consolidated Net Income (as defined in the indentures) for the period since January 1, 1997 and cash capital contributions made after such date, less restricted payments made. This condition provides that the Consolidated Net Income of ALARIS Medical Systems will be added to the amount available each quarter until such time as historical net losses of $39.9 million are exhausted. Subsequent to such time, 50% of future ALARIS Medical Systems net income will be added to the amount available. At March 31, 2002, the amount available for future restricted payments was $13.6 million.

        The preceding description of the provisions of the indentures which govern restricted payments, including the defined terms, is a summary only and is qualified in its entirety by the text of the indentures, which ALARIS Medical Systems has filed with the Securities and Exchange Commission.

        Holdings' Convertible Debentures were retired at their scheduled maturity on January 15, 2002. The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permitted ALARIS Medical Systems to use $15 million of our cash on hand to invest in a wholly owned unrestricted subsidiary. ALARIS Medical Systems made such investment and the unrestricted subsidiary used a portion of the proceeds of such investment to acquire $.2 million Convertible Debentures in the open market in 2001. In 2002, $14.8 million was loaned to Holdings, which used the proceeds of such loan and proceeds from the exercise of stock options to retire the Convertible Debentures. A portion of the stock option exercise proceeds resulted from the exercise by some of our executive officers of stock options. In connection with the exercise, three of our executive officers received interest-bearing, short-term loans, aggregating $.6 million, from ALARIS Medical Systems. These loans were subsequently repaid in full. Holdings was entitled to require such executive officers to exercise such options in order to provide Holdings with sufficient funds to retire the Convertible Debentures. Such options were granted to these executive officers in anticipation of Holdings' need to require such exercise in order to complete the retirement of the Convertible Debentures (see note 6 to the condensed consolidated financial statements).

        ALARIS Medical Systems is required over the next twelve months (through March 31, 2003) to make interest payments on the Senior Secured Notes in the amount of $22.2 million and interest payments on the Senior Subordinated Notes in the amount of $17.6 million.

        Although we have no further principal amortization requirements until the maturity of the Senior Secured Notes and the Senior Subordinated Notes in December 2006, management will continue to monitor the capital markets prior to such time for opportunities to improve ALARIS Medical Systems' and Holdings' capital structure. Management anticipates that ALARIS Medical Systems and Holdings will refinance their entire debt structure prior to December 2006 since it believes that it is unlikely that ALARIS Medical Systems will generate sufficient cash flow from operations to repay the Senior Secured Notes and the Senior Subordinated Notes at maturity in 2006 and to permit it to make distributions to Holdings to enable it to repay the Senior Discount Notes at maturity in 2008. Such refinancing may involve an offering of debt securities of ALARIS Medical Systems or Holdings (or both), an offering of equity securities of Holdings to reduce the level of indebtedness of ALARIS Medical Systems or Holdings (or both), or a combination of any of the foregoing. The ability of ALARIS Medical Systems or Holdings, or both, to obtain such debt or equity financing will be dependent upon many factors, including overall financial market and economic conditions and our operating performance and expectations at such time.

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

        In response to customer requests to finance their payments related to equipment purchases over time, we have identified an unrelated third party financing company to assist our customers in such area. In recent years, $12 million to $16 million annually of drug infusion equipment sales to North American customers have been financed by this third party. If such third party financing source were no longer available to our customers, it could require us to find another party or to finance such customer purchases and require use of our cash. Additionally, our operating results could also be affected, as it is possible that customers could look to make their purchases from our competitors who might be able to finance such purchases at a lower cost of funds.

        Net cash provided by operating activities for the three months ended March 31, 2002 was $16.4 million compared with $25.3 million provided by operating activities in the first quarter of 2001. Net cash used by investing activities for the three months ended March 31, 2002 was $3.8 million. Net cash provided by investing activities for the three months ended March 31, 2001 was $.2 million, which included $3.6 million of net proceeds from the sale of a discontinued operation. Net cash used in financing activities for the three months ended March 31, 2002 and 2001 was $15.6 million and $5.9 million, respectively. Cash used in financing activities in 2002 included $14.8 million for the issuance of a note receivable to Holdings as described above. (See note 6 to the condensed consolidated financial statements.)

        We made capital expenditures of approximately $3.5 million during the three months ended March 31, 2002 and anticipate additional capital expenditures of approximately $16.5 million during the remainder of 2002.

        The following schedule summarizes our contractual obligations and commitments to make future payments as of March 31, 2002.

Contractual Obligations & Commitments

Payments Due by Period	Long-term Debt	Operating Leases	Interest Payments	Total
2002 (A)	$—	$4.6	$39.8	$44.4
2003	—	6.2	37.3	43.5
2004	—	5.9	37.3	43.2
2005	—	5.9	37.3	43.2
2006	350.0	1.7	37.3	389.0
Thereafter	—	5.6	—	5.6

Total Contractual Cash Obligations	$350.0	$29.9	$189.0	$568.9

(A)
Amount represents remaining contractual obligation during 2002.

Backlog

        The amount of unfilled orders, believed to be firm, at March 31, 2002 and 2001 was $8.4 million and $11.4 million, respectively.

Foreign Operations

        We have significant foreign operations and, as a result, are subject to various risks arising therefrom, including foreign currency risks. This risk did not materially change during the first quarter of 2002. For the quarters ended March 31, 2002 and 2001, approximately 35% and 37%, respectively, of our sales were denominated in currencies other than the U.S. dollar. For the quarters ended March 31, 2002 and 2001, approximately 31% and 25%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada, Mexico and Australia. Additionally, substantially all of the receivables and payables of our foreign subsidiaries are denominated in currencies other than the U.S. dollar. Due to changes in foreign currency exchange rates during 2002 and 2001, primarily a strengthening of the U.S. dollar against many European currencies, we recognized foreign currency transaction losses of $.4 million and $1.3 million during 2002 and 2001, respectively. Such losses were recorded in other expense in the statement of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk Management

        As part of the strategy to manage the risk of foreign currency fluctuations, we enter into forward exchange contracts to hedge anticipated cash receipts and payments denominated in currencies other than the U.S. dollar for periods consistent with identified exposures, but generally no longer than the end of the year for which we have substantially completed our annual business plan. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in income when the underlying hedged transaction occurs. Currently, we also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Premiums on foreign currency options and any gains realized on such options that qualify as hedges are deferred and recognized in income when the underlying hedged transaction occurs. In addition, any deferred gains and losses on hedges which are terminated prior to the transaction date would be recognized in current income when the underlying hedged transaction occurs.

        As a matter of policy, we will only enter into currency contracts with counterparties that have at least an investment grade or equivalent credit rating from a major rating agency. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Management believes the risk of loss related to counterparty default is remote and would only consist of the net market value gain of the underlying instrument. The contracts have varying maturities with none exceeding twelve months. Costs associated with entering into contracts are not expected to be material to our financial results. Currency option and forward contracts are discussed in note 3 to the condensed consolidated financial statements.

Derivative Financial Instruments

        We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.

        During the first quarter of 2001, we began a foreign exchange risk management strategy as described above. Under the program, we utilize foreign currency options and forward contracts to reduce the effect of exchange rate fluctuations. We categorize these instruments as entered into for purposes other than trading. We do not utilize derivative instruments for trading or speculative purposes. As of March 31, 2002 our only derivatives in place were forward contracts valued at $.3 million and designated as hedges of anticipated cash flows in various foreign currencies and foreign currency option contracts valued at $.2 million to hedge anticipated transactions (primarily the Euro). This amount is recorded as a current asset in our consolidated balance sheet (see note 3 to the condensed consolidated financial statements).

Market Risk

        We incur option premium cost in connection with our currency hedging activities. The option premium cost represents the entire risk associated with these derivatives. Option premium costs are reflected in the period the underlying transaction is recognized.

Part II
Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits
10.2
	Changes to the Employment Letter dated April 13, 1999 by and between David L. Schlotterbeck, ALARIS Medical and ALARIS Medical Systems are described in ALARIS Medical's Proxy Statement dated April 12, 2002 under the heading "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."	Incorporated by reference to ALARIS Medical's Proxy Statement dated April 12, 2002.
(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALARIS MEDICAL SYSTEMS, INC. (Registrant)
Date: May 1, 2002	By:	/s/ WILLIAM C. BOPP William C. Bopp Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ ROBERT F. MATHEWS Robert F. Mathews Vice President—Finance and Treasurer (Principal Accounting Officer)

QuickLinks

INDEX
Form 10-Q Part 1—Item 1 Financial Information
ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited) (Dollar amounts in thousands)
ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEET (Dollar amounts in thousands, except per share data)
ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (Dollars in thousands)
ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited) (Dollars in thousands)
ALARIS MEDICAL SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollars in thousands)
Part I—Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations & Commitments
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES