Form 10-Q
period 2002-06-30
ALARIS MEDICAL SYSTEMS INC
filed 2002-08-08
CIK 1029069

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 333-18687

ALARIS MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3800335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10221 Wateridge Circle, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 458-7000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No: ☐

        On August 1, 2002, 1,000 shares of Registrant's Common Stock were outstanding.

ALARIS MEDICAL SYSTEMS, INC.

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1—Financial Information:
Condensed consolidated statement of operations for the three and six months ended June 30, 2002 and 2001 (unaudited)	3
Condensed consolidated balance sheet at June 30, 2002 (unaudited) and December 31, 2001	4
Condensed consolidated statement of cash flows for the six months ended June 30, 2002 and 2001 (unaudited)	5
Condensed consolidated statement of changes in stockholder's equity for the period from December 31, 2001 to June 30, 2002 (unaudited)	6
Notes to the condensed consolidated financial statements	7
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3—Quantitative and Qualitative Disclosures About Market Risk	27
PART II. OTHER INFORMATION
Item 6—Exhibits and Reports on Form 8-K	29

Form 10—Q
Part 1—Item 1
Financial Information

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales	$108,520	$98,470	$212,920	$197,359
Cost of sales	54,390	49,920	107,078	100,979

Gross profit	54,130	48,550	105,842	96,380

Selling and marketing expenses	21,077	19,686	42,513	38,378
General and administrative expenses	10,030	12,553	19,470	24,183
Research and development expenses	7,580	6,897	13,782	13,628
Restructuring and other non-recurring items	—	1,156	(585)	6,899

Total operating expenses	38,687	40,292	75,180	83,088

Interest income from sales-type capital leases	1,122	1,377	2,311	2,653

Income from operations	16,565	9,635	32,973	15,945

Other income (expenses):
Interest income	269	585	482	1,219
Interest expense	(9,884)	(10,860)	(19,764)	(20,498)
Other, net	193	(202)	(301)	(1,141)

Total other expense	(9,422)	(10,477)	(19,583)	(20,420)

Income (loss) from continuing operations before income taxes	7,143	(842)	13,390	(4,475)
Provision for (benefit from) income taxes	2,858	510	5,356	(290)

Income (loss) from continuing operations	4,285	(1,352)	8,034	(4,185)

Discontinued operations:
Gain on disposal of business (net of applicable income tax expense of $2,492)	—	—	—	3,737

Total income from discontinued operations	—	—	—	3,737

Net income (loss)	$4,285	$(1,352)	$8,034	$(448)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,722	$50,826
Receivables, net	74,035	67,893
Inventories	65,188	69,408
Prepaid expenses and other current assets	31,785	33,456

Total current assets	217,730	221,583
Net investment in sales-type capital leases, less current portion	20,141	24,225
Property, plant and equipment, net	55,758	57,607
Other non-current assets	26,541	28,013
Goodwill, net	142,570	142,570
Other intangible assets, net	91,225	92,394

	$553,965	$566,392

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$21,680	$23,856
Accrued expenses and other current liabilities	48,384	51,733

Total current liabilities	70,064	75,589

Long-term debt	350,000	350,000
Other non-current liabilities	46,387	47,676

Total non-current liabilities	396,387	397,676

Contingent liabilities and commitments (note 11)
Stockholder's equity:
Common stock and capital in excess of par value, authorized 3,000 common shares at $.01 par value; 100 issued and outstanding at June 30, 2002 and December 31, 2001	203,775	203,716
Accumulated deficit	(94,984)	(101,562)
Loan to Holdings (note 6)	(14,993)	—
Accumulated other comprehensive loss	(6,284)	(9,027)

Total stockholder's equity	87,514	93,127

	$553,965	$566,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$8,034	$(448)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,365	15,629
Net loss on disposal of property, plant and equipment	129	96
Debt issue costs amortization	1,105	1,018
Accretion of paid-in-kind interest	—	423
Gain on sale of Instromedix	—	(3,737)
(Increase) decrease in assets:
Receivables, net	(3,905)	13,147
Inventories	4,511	(3,727)
Prepaid expenses and other current assets	1,708	1,151
Net investment in sales-type capital leases, non-current portion	4,084	(893)
Other non-current assets	(117)	(149)
Increase (decrease) in liabilities:
Accounts payable	(2,929)	5,695
Accrued expenses and other current liabilities	(3,866)	4,931
Other non-current liabilities	(1,289)	1,196

Net cash provided by operating activities	$18,830	$34,332

Cash flows from investing activities:
Net capital expenditures	(6,435)	(6,146)
Payments for product licenses and distribution rights	—	(625)
Patents, trademarks and other	(647)	(268)
Loan to Holdings (note 6)	(14,812)	—
Net proceeds from sale of discontinued business	—	8,073

Net cash (used in) provided by investing activities	(21,894)	1,034

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(9,994)
Deferred financing costs	—	(658)
Dividends to Holdings	(1,456)	(1,239)

Net cash used in financing activities	(1,456)	(11,891)

Effect of exchange rate changes on cash	416	(221)

Net (decrease) increase in cash	(4,104)	23,254
Cash and cash equivalents at beginning of period	50,826	30,618

Cash and cash equivalents at end of period	$46,722	$53,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDER'S EQUITY (Unaudited)

(Dollar amounts in thousands)

	Common Stock And Capital In Excess Of Par Value
				Loan Receivable From Holdings
			Accumulated Deficit		Other Comprehensive Loss	Total Stockholder's Equity	Comprehensive Income
	Shares	Amount
Balance at December 31, 2001	100	$203,716	$(101,562)	$—	$(9,027)	$93,127
Comprehensive income:
Net income for the period	—	—	8,034	—	—	8,034	$8,034
Equity adjustment from foreign currency translation	—	—	—	—	2,917	2,917	2,917
Effects of cash flow hedges included in other comprehensive income (net of tax of $116)	—	—	—	—	(174)	(174)	(174)

Comprehensive income							$10,777

Tax benefit from exercise of Holdings stock options	—	59	—	—	—	59
Loan to Holdings (Note 6)				(14,993)		(14,993)
Dividends to Holdings	—	—	(1,456)	—	—	(1,456)

Balance at June 30, 2002	100	$203,775	$(94,984)	$(14,993)	$(6,284)	$87,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands)

NOTE 1—BUSINESS AND STATEMENT OF ACCOUNTING POLICY

The Company:

        ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"), develops practical solutions for medication safety at the point of care. ALARIS Medical Systems designs, manufactures and markets intravenous (IV) medication delivery and infusion therapy devices, needle-free disposables and patient monitoring equipment. ALARIS Medical Systems was formed by the merger of two pioneers in infusion systems, IMED Corporation ("IMED") and IVAC Medical Systems ("IVAC"), Inc. on November 26, 1996. ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. ("Holdings"), formerly Advanced Medical, Inc., was incorporated on October 14, 1994 under the laws of the State of Delaware. ALARIS Medical Systems and its subsidiaries are collectively referred to as the "Company" or "ALARIS."

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

        In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2002, the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001.

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

Shipping and handling fees and costs:

        The Company records costs for shipping and handling revenue for customer sales as a selling and marketing expense. Shipping and handling costs for customer sales for the three and six months ended June 30, 2002 were $1,917 and $3,790, respectively. Shipping and handling costs for customer sales for the three and six months ended June 30, 2001, were $2,474 and $4,454, respectively.

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

        Upon adoption of FAS 142, the Company determined that intangible assets related to the "IVAC" tradename and trademarks had an indefinite life and in accordance with FAS 142, should not be amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting units. As of June 30, 2002, there was no impairment loss associated with such indefinite-lived intangible assets as their fair value exceeds the carrying amount.

        Intangible assets with finite lives will continue to be amortized over the expected economic lives of the intangible assets. The Company reassessed the useful lives of its intangible assets and determined no change in useful lives to be required for its finite-lived assets.

        Under these standards, the Company ceased amortizing goodwill totaling $142,570, including $2,714 ($4,523 before tax effect) of its workforce previously classified as an other intangible asset, and trademarks totaling $74,750 as of January 1, 2002. Adoption of the new standards resulted in not recognizing $2,301 and $4,602, respectively, in amortization expense for the three and six months ended June 30, 2002, that would have been recognized had the previous standards been in effect.

        The following table presents the impact of FAS 141 and FAS 142 on income from operations and net (loss) income, as if they had been in effect for the three and six months ended June 30, 2001.

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Income from operations, as reported	$9,635	$15,945
Goodwill amortization	1,425	2,850
Workforce amortization	126	252
Tradename and trademark amortization	750	1,500

Pro forma operating income	$11,936	$20,547

Loss from continuing operations, as reported	$(1,352)	$(4,185)
Goodwill amortization	1,425	2,850
Workforce amortization	126	252
Tradename and trademark amortization	750	1,500
Tax effect	(350)	(700)

Pro forma income (loss) from continuing operations	$599	$(283)

Net loss, as reported	$(1,352)	$(448)
Goodwill amortization	1,425	2,850
Workforce amortization	126	252
Tradename and trademark amortization	750	1,500
Tax effect	(350)	(700)

Pro forma net income	$599	$3,454

        Acquired other intangible assets were as follows:

	June 30, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Patents	$28,946	$17,341	$28,946	$16,550
Distribution rights and license agreements	8,578	3,708	8,578	3,330

Subtotal other intangible assets, net (subject to amortization)	37,524	21,049	37,524	19,880
Acquired other intangible assets (not subject to amortization):
IVAC tradename and trademarks	90,000	15,250	90,000	15,250

Other intangible assets, net	$127,524	$36,299	$127,524	$35,130

        For the quarter ended June 30, 2002 and 2001, amortization expense for other intangible assets, net was $580 and $1,341, respectively. For the six months ended June 30, 2002 and 2001, amortization expense for other intangible assets, net was $1,169 and $2,680, respectively. The estimated future annual amortization expense for other intangible assets, net is as follows:

Fiscal Year
2002 (A)	$1,182
2003	2,219
2004	2,182
2005	2,182
2006	2,130
2007	1,774
(A)
Amount represents remaining estimated amortization expense for 2002.

NOTE 3—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign currency:

        As of June 30, 2002, the Company's only derivatives in place were forward contracts valued at negative $111 and designated as hedges of anticipated cash flows in various foreign currencies and foreign currency option contracts valued at $177 to hedge anticipated transactions (primarily the Euro).

        As part of the Company's risk management strategy, management put in place a hedging program beginning in 2001 under which the Company enters into forward foreign exchange and currency option contracts to hedge a portion of forecasted cash receipts and payments denominated in currencies other than the U.S. dollar. These contracts are entered into to reduce the risk that the Company's earnings and cashflows resulting from certain forecasted transactions will be affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign exchange rates related to the unhedged portion of the forecasted transactions. The success of the hedging program depends, in part, on forecasts of Company transactions in various currencies (primarily the Euro). Hedges are placed for periods consistent with identified exposures, but generally no longer than the end of the year for which we have substantially completed our annual business plan. The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted transaction, changes in fair value of contracts should be highly effective in offsetting the change in value of the expected cash flows from the forecasted transaction. The ineffective portion of any changes in the fair value of option contracts designated as hedges is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the first half of 2002.

        The effective portion of any changes in the fair value of the derivative instruments, designated as cashflow hedges, is recorded in other comprehensive income (OCI) until the hedged forecasted transaction occurs. Once the forecasted transaction occurs, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the effective portion of any gain or loss on the related cashflow hedge would be reclassified from OCI to earnings at that time.

        For the three and six months ended June 30, 2002, the Company recognized net charges related to the designated cashflow hedges of forecasted transactions in the amounts of $136 and $198, respectively, in other expense, which consisted entirely of premium costs for option contacts. At June 30, 2002, $435 ($261 after tax) was included in accumulated other comprehensive loss. This represents the remaining option premium costs net of the market value of the open option contracts that are used as cash flow hedges. This loss is expected to be charged to earnings over the next six months as the hedged transactions occur.

        In addition to forecasted cashflow transactions, the Company hedges the majority of its net recognized foreign currency transactional exposures with forward foreign exchange contracts to reduce the risk that the Company's earnings and cashflows will be affected by changes in foreign currency exchange rates. These derivative instruments do not subject the Company's earnings or cash flows to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets and liabilities being hedged. These forward foreign exchange contracts are generally entered into for periods of one to six months. The loss on forward foreign exchange contracts for the six months ended June 30, 2002 was $1,247 and is included in other expense. This loss was substantially offset by unrealized gains on the underlying assets hedged. For the six months ended June 30, 2002, the net charge to other income and expense for all foreign exchange transactions, realized and unrealized, was $30.

NOTE 4—SALE OF INSTROMEDIX

        On August 31, 2000, pursuant to an Asset Purchase Agreement dated as of August 17, 2000, the Company sold the assets and certain liabilities of its Instromedix division to Card Guard Technologies, Inc. ("Buyer") for $30,000 in cash (the "Sale").

        The Asset Purchase Agreement and the other agreements executed in connection with the Sale required the Company to assist Buyer in setting up a fully independent headquarters and manufacturing facility in San Diego, California. Pursuant to these agreements, $5,000 of the $30,000 purchase price was placed in escrow. The Company received such escrowed amount, after certain offsets, upon completion of its obligations under the agreements in the first quarter of 2001 and recognized a gain. The total after-tax gain recorded related to the Sale was $5,576, with $3,737 recorded during 2001 and $1,839 recorded in 2000.

NOTE 5—INVENTORIES

        Inventories comprise the following:

	June 30, 2002	December 31, 2001
Raw materials	$39,298	$40,546
Work-in-process	4,852	4,993
Finished goods	21,038	23,869

	$65,188	$69,408

NOTE 6—LONG-TERM DEBT

Convertible Debentures of Holdings:

        At December 31, 2001 Holdings had outstanding $15,969 of convertible debentures ("Convertible Debentures") which were retired at their scheduled maturity on January 15, 2002.

        The indentures governing the 11 5/8% senior secured notes and the 9 3/4% senior subordinated notes permit ALARIS Medical Systems to use $15,000 of its cash on hand to invest in a wholly owned unrestricted subsidiary. ALARIS Medical Systems made such investment and the unrestricted subsidiary used a portion of the proceeds of such investment to acquire $183 in principal amount of the Convertible Debentures at an approximate 1% discount in the open market in 2001. In 2002, the remaining $14,812 was loaned to Holdings, which used the proceeds of such loan and proceeds from the exercise of stock options to retire the $15,969 of Convertible Debentures. A portion of the stock option exercise proceeds resulted from the exercise by some of our executive officers of stock options. In connection with the exercise, three of our executive officers received interest-bearing, short-term loans, aggregating $620, from ALARIS Medical Systems. These loans were subsequently repaid in full. Holdings was entitled to require such executive officers to exercise such options in order to provide Holdings with sufficient funds to retire the Convertible Debentures. Such options were granted to these executive officers in anticipation of Holdings' need to require such exercise in order to complete the retirement of the Convertible Debentures.

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

        The accounting policies of the segments are the same as those described in the consolidated financial statements. The geographical data does not include intersegment revenues. All expenses associated with the corporate headquarters appear in the North America business unit. The Company evaluates the performance of its segments based on operating income and adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). Adjusted EBITDA represents income from operations before restructuring, other non-recurring items, depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

        The table below presents information about reported segments for the:

Three months ended June 30,	North America	International	Total
2002
Sales	$77,459	$31,061	$108,520
Operating income	9,922	6,643	16,565
Adjusted EBITDA	13,863	8,355	22,218
2001
Sales	$68,775	$29,695	$98,470
Operating income	4,769	4,866	9,635
Adjusted EBITDA	12,102	6,582	18,684

        Reconciliation of total segment adjusted EBITDA to consolidated income (loss) from continuing operations before income taxes:

	2002	2001
Adjusted EBITDA
Total adjusted EBITDA	$22,218	$18,684
Depreciation and amortization	(5,653)	(7,893)
Interest, net	(9,615)	(10,275)
Restructuring and other non-recurring charges	—	(1,156)
Other reconciling items	193	(202)

Consolidated income (loss) from continuing operations before income taxes	$7,143	$(842)

Six months ended June 30,	North America	International	Total
2002
Sales	$146,905	$66,015	$212,920
Operating income	18,739	14,234	32,973
Adjusted EBITDA	25,562	18,191	43,753
2001
Sales	$132,988	$64,371	$197,359
Operating income	3,230	12,715	15,945
Adjusted EBITDA	22,232	16,241	38,473

        Reconciliation of total segment adjusted EBITDA to consolidated income (loss) from continuing operations before income taxes:

	2002	2001
Adjusted EBITDA
Total adjusted EBITDA	$43,753	$38,473
Depreciation and amortization	(11,365)	(15,629)
Interest, net	(19,282)	(19,279)
Restructuring and other non-recurring items	585	(6,899)
Other reconciling items	(301)	(1,141)

Consolidated income (loss) from continuing operations before income taxes	$13,390	$(4,475)

NOTE 8—CASH FLOW INFORMATION

        For the six months ended June 30, 2002, Federal, state and foreign income taxes paid, net of tax refunds, totaled $4,366. Federal, state and foreign income taxes paid, net of tax refunds, resulted in a cash inflow of $2,545 for the six months ended June 30, 2001. Interest paid during the six months ended June 30, 2002 and 2001 totaled $21,127 and $17,556, respectively.

NOTE 9—RESTRUCTURING AND OTHER NON-RECURRING ITEMS

        The Company did not record restructuring or non-recurring items during the second quarter of 2002. During the first quarter of 2002, the Company recorded a non-recurring benefit of $1,125 for an insurance settlement. The settlement related to damages and losses incurred at one of the Company's disposable products manufacturing plants in Mexico in 1993 as a result of flooding. The contingency related to the insurance settlement was resolved in the first quarter of 2002, when the Company received proceeds of $1,020 during the quarter and notification of an additional payment due of $105, which was received during April 2002.

        During the first quarter of 2002, the Company initiated a plan to restructure its Central European technical services. In this connection, the Company recorded a charge of $540, which included $400 of severance costs for 21 positions affected by the relocation of the German operation and $140 related to lease termination. As of June 30, 2002, approximately $68 of severance costs has been paid to 13 employees. The restructuring is anticipated to be completed during the third quarter of 2002.

        Restructuring and other non-recurring charges of $6,899 during the first six months of 2001 included $3,520 of legal, advisory and consultant expenses related to obtaining an amendment to the ALARIS Medical Systems' bank credit agreement. This amendment was completed in April 2001. The Company also recorded $3,379 in restructuring and other non-recurring charges during the first half of 2001. These activities related to streamlining of operations in the North American business and resulted in the elimination of 71 positions. The restructuring and other non-recurring charges in the first six months of 2001 were composed of severance and related benefits of $2,879 and consulting fees of approximately $500. Adjusted EBITDA for the first half of 2002 and 2001 excludes the non-recurring items.

NOTE 10—RELATED PARTY ARRANGEMENTS

        Pursuant to ALARIS Medical Systems' tax sharing agreement with Holdings, for Federal income tax purposes, ALARIS Medical Systems is required to calculate its current income tax liability on a stand-alone basis as if it were not included in the Holdings consolidated income tax return. The resulting tax liability is payable to Holdings. The pro-forma income taxes payable recorded on ALARIS Medical Systems on a stand-alone basis at June 30, 2002 and December 31, 2001 are $8,125 and $11,426, respectively, and are recorded in other non-current liabilities as a payable to Holdings. Such amounts eliminate in the consolidated financial statements of Holdings.

NOTE 11—LITIGATION AND CONTINGENCIES

Litigation

        On December 5, 2000, the Company filed a lawsuit in the United States District Court for the Southern District of California against Filtertek, Inc., seeking a declaration that the Company's own needle-free system does not infringe a Filtertek patent relating to a Filtertek needle-free device as well as seeking unspecified damages and equitable relief from Filtertek, for infringement of a patent relating to a needle-free system licensed to the Company on an exclusive basis by Medex, Inc. On March 9, 2001, Filtertek filed a lawsuit in the United States District Court for the Northern District of Illinois seeking unspecified damages and equitable relief from the Company claiming that the Company's needle-free system infringes the Filtertek patent and seeking, as well, a declaration, against Medex only, that Filtertek's needle-free device does not infringe the needle-free system patent licensed to the Company by Medex. The Company subsequently withdrew its claim for damages and equitable relief relating to the Medex patent. As a result of motions made by the parties, the California action was transferred to the Illinois court. The Illinois court granted the Company's motion to bifurcate discovery related to liability and damages. Discovery relating to liability recently ended, while discovery relating to damages is currently abated. The Court appointed a Special Master to conduct a claims construction hearing. The Special Master has made recommendations to the Court on the construction of the single claim of the patent which is at issue and the Court is currently considering those recommendations.

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

Overview

        ALARIS was formed in 1996 by the merger of IMED Corporation and IVAC Medical Systems, Inc., two pioneers in the area of infusion technology, each with leading brand names and at least 30 years of operating history.

        We develop practical solutions for medication safety at the point of care. We design, manufacture and market intravenous (IV) medication delivery and infusion therapy devices, needle-free disposables and patient monitoring equipment. Our "smart" technology, tools and services are designed to reduce the risks and costs of medication errors, and safeguard patients and clinicians. We provide our products, professional and technical support and training services to over 5,000 hospital and health care systems, as well as alternative care sites in more than 120 countries through a worldwide direct sales force and distributors. We have one of the largest installed bases of large volume pump delivery lines in the United States hospital market, representing approximately 32% of such installed lines. We also believe that we have the number one or number two market position in the large volume pump segment or the syringe pump segment, or both segments, in Belgium, France, Italy, The Netherlands, Norway, Spain, Sweden, the United Kingdom, Australia, Canada, New Zealand and South Africa. In addition, we are a leading provider of patient monitoring products that measure and monitor temperature, with a substantial installed base of hospital thermometry systems in the United States. We also provide products which measure and monitor pulse, pulse oximetry, blood pressure and depth of consciousness during anesthesia.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our operating results and financial condition is based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.

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

Results of Operations

        The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales. Beginning January 1, 2002, in accordance with new accounting standards, goodwill and certain other intangibles are no longer amortized. As required by FAS 142, prior year data in the following tables has not been restated and, therefore, contains amortization expense that is not included in current year information. (See note 2 to the condensed consolidated financial statements.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.1	50.7	50.3	51.2

Gross margin	49.9	49.3	49.7	48.8
Selling and marketing expenses	19.4	20.0	20.0	19.4
General and administrative expenses	9.2	12.8	9.1	12.2
Research and development expenses	7.0	7.0	6.5	6.9
Restructuring and other non-recurring items	—	1.2	(0.3)	3.5
Interest income from sales-type capital leases	1.0	1.4	1.1	1.3

Income from operations	15.3	9.7	15.5	8.1
Interest expense, net	(8.9)	(10.4)	(9.1)	(9.8)
Other, net	0.2	(0.2)	(0.1)	(0.6)

Income (loss) from continuing operations before income taxes	6.6	(0.9)	6.3	(2.3)
Provision for (benefit from) income taxes	2.6	0.5	2.5	(0.2)

Income (loss) from continuing operations	4.0	(1.4)	3.8	(2.1)
Gain on disposal of discontinued business (net of income taxes)	—	—	—	1.9

Net income (loss)	4.0%	(1.4)%	3.8%	(0.2)%

Other Data:
Adjusted EBITDA	20.5%	19.0%	20.5%	19.5%
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Adjusted EBITDA (1)	$22,218	$18,684	$43,753	$38,473
Restructuring and other non-recurring items	—	(1,156)	585	(6,899)
Depreciation and amortization (2)	(5,653)	(7,893)	(11,365)	(15,629)
Interest income	269	585	482	1,219
Interest expense	(9,884)	(10,860)	(19,764)	(20,498)
Other, net	193	(202)	(301)	(1,141)
(Provision for) benefit from income taxes	(2,858)	(510)	(5,356)	290

Net income (loss) from continuing operations	$4,285	$(1,352)	$8,034	$(4,185)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)		(in millions)
North America business unit
Infusion instruments	$18.3	$13.3	$30.7	$22.7
Dedicated disposables	34.6	32.8	68.4	66.1
Other disposables and service	18.0	16.2	35.1	30.9

Subtotal	70.9	62.3	134.2	119.7

Patient monitoring	6.6	6.5	12.7	13.3

North America business unit total	$77.5	$68.8	$146.9	$133.0

International business unit
Infusion instruments	$7.4	$6.9	$19.9	$19.8
Dedicated disposables	17.5	17.9	34.5	34.8
Other disposables and service	4.5	3.7	8.8	7.4

Subtotal	29.4	28.5	63.2	62.0

Patient monitoring	1.6	1.2	2.8	2.4

International business unit total	$31.0	$29.7	$66.0	$64.4

ALARIS Medical Systems, Inc. total	$108.5	$98.5	$212.9	$197.4

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

Sales

        Sales increased $10.0 million, an increase of 10% (also 10% in constant currency as the favorable foreign currency benefit of a weaker U.S. dollar was less than 1% of consolidated sales) for the quarter ended June 30, 2002 compared with the same quarter last year. North America sales were $77.5 million, an increase of $8.7 million, or 13%, compared with the second quarter of 2001. The increase was primarily due to higher volumes of drug infusion instruments and disposable administration sets. The increase in drug infusion instruments was primarily from sales of our new MEDLEY™ Medication Safety System of $6.2 million, which product was not sold during the second quarter of 2001. International sales were $31.0 million, an increase of 5% (3% in constant currency).

The increase was primarily due to increased volume of drug infusion syringe pumps and non-dedicated disposable administration sets compared with the same period in the prior year.

Gross Profit

        Gross profit increased $5.6 million, or 11%, during the quarter ended June 30, 2002, compared with the same quarter last year. The gross margin percentage increased to 49.9% in the second quarter of 2002, from 49.3% in the second quarter of 2001. The improved margin percentage was due to increased volume of disposables (which have higher margins than instruments) and to lower product costs resulting from continuing manufacturing efficiencies and improvements, including the benefits from higher production volumes and related favorable utilization.

Selling and Marketing Expenses

        Selling and marketing expenses increased $1.4 million, or 7%, during the quarter ended June 30, 2002 compared with the same period in 2001 as a result of higher sales volume in the second quarter of 2002 compared with the prior year, as well as higher sales and marketing costs related to increased personnel and related activities supporting the North America launch of the MEDLEY™ Medication Safety System. Also contributing to this increase were higher marketing expenses related to new product launch strategies. These increases were partially offset by reductions in our distribution costs over the prior year. As a percentage of sales, selling and marketing expenses decreased to 19.4% for the second quarter of 2002 from 20.0% in the second quarter of 2001.

General and Administrative Expenses

        General and administrative expenses decreased $2.5 million, or 20%, during the three months ended June 30, 2002, compared with the three months ended June 30, 2001. As a percentage of sales, general and administrative expenses decreased to 9.2% in the second quarter of 2002 from 12.8% in the second quarter of 2001. This decrease was due to a $2.3 million reduction in amortization expense resulting from our adoption of new accounting requirements effective January 1, 2002, under which our goodwill and certain other amortization expense ceased. Had the newly adopted accounting standards been in effect during the second quarter of 2001, general and administrative expense for such quarter would have been 10.4% of sales. Overall cost increases in general and administrative expenses were generally offset by lower bonus expense. (See note 2 to the condensed consolidated financial statements.)

Research and Development Expenses

        Research and development expenses increased approximately $0.7 million, or 10%, during the three months ended June 30, 2002, compared with the three months ended June 30, 2001. As a percentage of sales, spending on research and development was 7.0% for the second quarter of 2002, which was consistent with the prior year period.

Restructuring and Non-Recurring Items

        We did not incur any restructuring or non-recurring items in the second quarter of 2002. We recorded a non-recurring charge of $1.2 million in the second quarter of 2001 for legal and advisory expenses related to obtaining an amendment to ALARIS Medical Systems' bank credit agreement.

Income from Operations

        Income from operations increased $6.9 million during the three months ended June 30, 2002, compared with the three months ended June 30, 2001, primarily due to an increase in gross profit and lower amortization expense.

Adjusted EBITDA

        Adjusted EBITDA increased $3.5 million during the three months ended June 30, 2002, compared with the three months ended June 30, 2001. As a percentage of sales, Adjusted EBITDA increased from 19.0%, or $18.7 million, during the three months ended June 30, 2001, to 20.5%, or $22.2 million, during the three months ended June 30, 2002, due to the reasons discussed above. (See note 1 under "Results of Operations.")

Interest Expense

        Interest expense decreased $1.0 million, or 9%, during the three months ended June 30, 2002 compared with the three months ended June 30, 2001. The decrease in interest is due to lower overall interest rates in the current year over prior year.

Interest Income

        Interest income decreased $0.3 million during the quarter ended June 30, 2002 compared with the same quarter in 2001 due to lower interest rates earned on cash balances in 2002 compared with 2001.

Other, net

        Other, net increased to $0.2 million of income during the quarter ended June 30, 2002, compared with $0.2 million of expense for the same period in the prior year. This improvement was primarily due to changes in currency rates generating foreign currency transaction losses in the prior year and gains in the current quarter.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Sales

        For the six months ended June 30, 2002, sales were $212.9 million, an increase of $15.6 million, or 8% (9% in constant currency) compared with $197.4 million reported for the same period in the prior year. Higher volumes of both drug infusion instruments and disposable administration sets in North America resulted in an increase in revenues of $13.9 million, or 10%, over the prior year. Contributing to the North America increase was $8.0 million in sales of our new MEDLEY™ Medication Safety System, which product was not sold during the first half of 2001. The increases in drug infusion products were partially offset by lower volumes of patient monitoring instruments and disposables compared with the prior year. International sales increased $1.6 million, or 3% (5% in constant currency), due to higher volumes of non-dedicated disposable administration sets and large volume pumps offset by lower syringe pump volumes and revenue compared with the prior year. The increase in large volume pump sales for the International business is primarily attributed to the Asena GW, a new product launched in late 2001.

Gross Profit

        Gross profit increased $9.5 million, or 10%, during the six months ended June 30, 2002, compared with the six months ended June 30, 2001 due to higher sales and an increase in gross margin percentage. The gross margin percentage increased to 49.7% in the six months ended June 30, 2002, from 48.8% in the six months ended June 30, 2001. The improved margin percentage was due to increased volume of disposables (which have higher margins than instruments), higher overall margins on drug infusion instruments and patient monitoring products in North America, and to lower product costs resulting from continuing manufacturing efficiencies and improvements, including the benefits from higher production volumes and related favorable utilization.

Selling and Marketing Expenses

        Selling and marketing expenses increased $4.1 million, or 11%, during the six months ended June 30, 2002, compared with the six months ended June 30, 2001, due to increased selling costs resulting from higher sales volume in the first six months of 2002 compared with the prior year and to higher sales and marketing costs related to increased personnel and related activities supporting the North America launch of the MEDLEY™ Medication Safety System. These increases were partially offset by reductions in our distribution costs over the prior year. As a percentage of sales, selling and marketing expenses increased to 20.0% for the first six months of 2002 from 19.4% for the same period in 2001.

General and Administrative Expenses

        General and administrative expenses decreased $4.7 million, or 19%, during the six months ended June 30, 2002, compared with the six months ended June 30, 2001. As a percentage of sales, general and administrative expense decreased to 9.1% during the six months ended June 30, 2002 compared with 12.2% for the same period in the prior year. This decrease is due to a $4.6 million reduction in amortization expense resulting from our adoption of new accounting requirements effective January 1, 2002, under which our goodwill and certain other amortization expense ceased. Had these accounting requirements been in effect during the first two quarters of 2001, general and administrative expense for such period would have been 9.9% of sales. Overall cost increases in general and administrative expenses were generally offset by lower bonus expense. (See note 2 to the condensed consolidated financial statements.)

Research and Development Expenses

        Research and development expenses increased approximately $0.2 million, or 1%, during the six months ended June 30, 2002, compared with the six months ended June 30, 2001. As a percentage of sales, spending on research and development decreased to 6.5% for the first six months of 2002, compared with 6.9% for the prior year comparative period.

Restructuring and Non-Recurring Items

        We did not record restructuring or non-recurring items during the second quarter of 2002. During the first quarter of 2002, we recorded a non-recurring benefit of $1.1 million for an insurance settlement. The settlement related to damages and losses incurred at one of our disposable products manufacturing plants in Mexico in 1993 as a result of flooding. The contingency related to the insurance settlement was resolved in the first quarter of 2002, when we received proceeds of $1.0 million during the quarter and notification of an additional payment due of $0.1 million, which was received during April 2002.

        During the first quarter of 2002, we initiated a plan to restructure our Central European technical services. In this connection, we recorded a charge of $0.5 million which included $0.4 million for severance costs for 21 positions affected by the relocation of the German operation and $0.1 million related to lease termination. As of June 30, 2002, approximately $0.1 million of severance costs has been paid to 13 employees. The restructuring is anticipated to be completed during the third quarter of 2002.

        Restructuring and other non-recurring charges of $6.9 million during the six months ended June 30, 2001 included $3.5 million of legal, advisory, and other consultant expenses related to obtaining an amendment to the ALARIS Medical Systems bank credit agreement. This amendment was completed in April 2001. We also recorded $3.4 million for restructuring activities. These activities related to streamlining of operations in the North American business and resulted in the elimination of 70 positions. The restructuring charges were composed of severance and related benefits of $2.9 million and consulting fees of $0.5 million. Adjusted EBITDA for the six months ended June 30, 2002 and 2001 excludes non-recurring items.

Adjusted EBITDA

        Adjusted EBITDA increased $5.3 million during the six months ended June 30, 2002 compared with the six months ended June 30, 2001. As a percentage of sales, Adjusted EBITDA increased from 19.5%, or $38.5 million, during the six months ended June 30, 2001 to 20.5%, or $43.8 million, during the six months ended June 30, 2002 due to the reasons discussed above. (See note 1 under "Results of Operations.")

Interest Expense

        Interest expense decreased $0.7 million, or 4%, during the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The decrease in interest is due to lower overall interest rates in the current year over prior year.

Interest Income

        Interest income decreased $0.7 million during the six months ended June 30, 2002 compared with the same period in 2001 due to lower interest rates earned on cash balances in 2002 compared with 2001.

Other, net

        Other expense decreased $0.8 million during the six months ended June 30, 2002, compared with the same period in the prior year. Foreign currency transaction losses decreased $1.6 million and other income decreased approximately $0.5 million from the prior year. During the first quarter of 2001, we received $0.5 million of other income relating to the sale of a tradename. We did not receive comparable income in the current year.

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

        At June 30, 2002, we had $350.0 million outstanding indebtedness composed of $170.0 million of 11 5/8% senior secured notes due 2006 ("Senior Secured Notes"), which were issued on October 16, 2001 and $180.0 million of 9 3/4% senior subordinated notes due 2006 ("Senior Subordinated Notes"). The Senior Secured Notes bear interest at 11 5/8%, payable semi-annually in arrears beginning June 1, 2002, with all principal due at maturity on December 1, 2006. The Senior Subordinated Notes bear interest at 9 3/4%, payable semi-annually in arrears on June 1 and December 1, with all principal due at maturity on December 1, 2006.

        Holdings also had outstanding at June 30, 2002, $168.1 million accreted amount of its of 11 1/8% Senior Discount Notes due 2008 ("Senior Discount Notes"). As disclosed below, the Holdings Convertible Debentures were repaid at their scheduled maturity on January 15, 2002.

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

        The first condition which must be satisfied prior to making a restricted payment is that at the time of the distribution, ALARIS Medical Systems must have a Fixed Charge Coverage Ratio (as calculated in accordance with the indentures as described below) of at least 2.5 to 1 calculated for the four complete calendar quarters preceding the distribution as though the distribution had been made at the beginning of such period. The Fixed Charge Coverage Ratio will be determined by dividing ALARIS Medical Systems' Consolidated EBITDA (as defined in the indentures) by its Consolidated Interest Expense (as defined in the indentures). Based on the interest rate on and the amount of debt outstanding at ALARIS Medical Systems at June 30, 2002, the interest expense to be included in future calculations of the Fixed Charge Coverage Ratio is approximately $38.9 million. As a result, the minimum required Consolidated EBITDA to meet the ratio will be approximately $97.3 million.

        The calculation of Consolidated EBITDA for purposes of the indentures is different from our calculation of Adjusted EBITDA described elsewhere in this report. Under the indentures, Consolidated EBITDA is defined as follows: "With respect to any Person for any period, the Consolidated Net Income of such Person and its Restricted Subsidiaries for such period, plus, to the extent deducted in computing Consolidated Net Income: (i) provision for taxes based on income or profits of such Person and its Restricted Subsidiaries for such period; (ii) Consolidated Interest Expense of such Person for such period; and (iii) depreciation and amortization (including amortization of goodwill and other intangibles) and all other non-cash charges (excluding any such non-cash charge to the extent that it represents an accrual of or reserve for cash charges in any future period or amortization of a prepaid cash expense that was paid in a prior period) of such Person and its Restricted Subsidiaries for such period; and (iv) any extraordinary or non-recurring loss and any net loss realized in connection with either an Asset Sale or the extinguishment of indebtedness, in each case, on a consolidated basis determined in accordance with GAAP. Notwithstanding the foregoing, the provision for taxes based on the income or profits of, and the depreciation and amortization and other non-cash charges of, a Restricted Subsidiary of a Person shall be added to Consolidated Net Income to compute Consolidated EBITDA only to the extent (and in the same proportion) that the Net Income of such Restricted Subsidiary was included in calculating the Consolidated Net Income of such Person. "

        Consolidated EBITDA, per the indentures, as calculated for the six months ended June 30, 2002 reconciled to those reported by ALARIS Medical Systems is as follows:

Six Months Ended June 30, 2002
(Dollars in thousands)
ALARIS Medical Systems consolidated net income, as reported	$8,034
Provision for income taxes	5,356
Interest expense	19,764
Depreciation and amortization	11,365
Non-cash items	(1,596)
Extraordinary/non-recurring items	540

Consolidated EBITDA, per indentures	43,463
Less insurance settlement	(1,125)
Less non-cash items	1,596
Less interest income	(482)
Other, net	301

ALARIS Medical Systems Adjusted EBITDA, as reported	$43,753

        The second condition which must be satisfied prior to making a restricted payment is that the distribution, together with certain other restricted payments, may not exceed a sum determined by reference to ALARIS Medical Systems' cumulative Consolidated Net Income (as defined in the indentures) for the period since January 1, 1997 and cash capital contributions received after such date, less restricted payments made. This condition provides that the Consolidated Net Income of ALARIS Medical Systems will be added to the amount available each quarter until such time as historical net losses of $38.6 million are exhausted. Subsequent to such time, 50% of future ALARIS Medical Systems net income will be added to the amount available. At June 30, 2002, the amount available for future restricted payments was $16.9 million.

        The preceding description of the provisions of the indentures which govern restricted payments, including the defined terms, is a summary only and is qualified in its entirety by the text of the indentures, which ALARIS Medical Systems has previously filed with the Securities and Exchange Commission.

        Holdings' Convertible Debentures were retired at their scheduled maturity on January 15, 2002. The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permitted ALARIS Medical Systems to use $15 million of its cash on hand to invest in a wholly owned unrestricted subsidiary. ALARIS Medical Systems made such investment and the unrestricted subsidiary used a portion of the proceeds of such investment to acquire $0.2 million Convertible Debentures in the open market in 2001. In 2002, the remaining $14.8 million was loaned to Holdings, which used the proceeds of such loan and proceeds from the exercise of stock options to retire the Convertible Debentures. A portion of the stock option exercise proceeds resulted from the exercise by some of our executive officers of stock options. In connection with the exercise, three of our executive officers received interest-bearing, short-term loans, aggregating $0.6 million, from ALARIS Medical Systems. These loans were subsequently repaid in full. Holdings was entitled to require such executive officers to exercise such options in order to provide Holdings with sufficient funds to retire the Convertible Debentures. Such options were granted to these executive officers in anticipation of Holdings' need to require such exercise in order to complete the retirement of the Convertible Debentures. (See note 6 to the condensed consolidated financial statements.)

        ALARIS Medical Systems is required over the next twelve months (through June 30, 2003) to make interest payments on the Senior Secured Notes in the amount of $19.8 million and interest payments on the Senior Subordinated Notes in the amount of $17.6 million.

        Although we have no further principal amortization requirements until the maturity of the Senior Secured Notes and the Senior Subordinated Notes in December 2006, management will continue to monitor the capital markets prior to such time for opportunities to improve ALARIS Medical Systems' and Holdings' capital structure. Management anticipates that ALARIS Medical Systems and Holdings will refinance their entire debt structure prior to December 2006 since it believes that it is unlikely that ALARIS Medical Systems will generate sufficient cash flow from operations to repay the Senior Secured Notes and the Senior Subordinated Notes at maturity in 2006 and to permit it to make distributions to Holdings to enable it to repay the Senior Discount Notes at maturity in 2008. Such refinancing may involve an offering of debt securities of ALARIS Medical Systems or Holdings, or both, an offering of equity securities of Holdings to reduce the level of indebtedness of ALARIS Medical Systems or Holdings, or both, or a combination of any of the foregoing. The ability of ALARIS Medical Systems or Holdings, or both, to obtain such debt or equity financing will be dependent upon many factors, including overall financial market and economic conditions and our operating performance and expectations at such time.

        Should ALARIS Medical Systems not repay its indebtedness at maturity in 2006, should Holdings not repay the Senior Discount Notes in 2008, or should ALARIS Medical Systems not be able to make distributions to Holdings commencing in 2004 in order to permit Holdings to make cash interest payments on the Senior Discount Notes, these events could have a material adverse effect on our business, financial condition and results of operations and could result in a default by Holdings, ALARIS Medical Systems, or both, and possible acceleration of all or a portion of such indebtedness, unless Holdings, ALARIS Medical Systems, or both, could refinance such indebtedness or obtain the required funds from other sources.

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

        As identified in the condensed consolidated statement of cash flows, net cash provided by operating activities for the six months ended June 30, 2002 was $18.8 million compared with $34.3 million provided by operating activities in the first six months of 2001. Net cash used in investing activities for the six months ended June 30, 2002 was $21.9 million. Net cash provided by investing activities for the six months ended June 30, 2001 was $1.0 million, which included $8.1 million of net proceeds from the sale of a discontinued operation. Net cash used in financing activities for the six months ended June 30, 2002 and 2001 was $1.5 million and $11.9 million, respectively, and was composed of dividend payments to Holdings and principal payments on long-term debt.

        We made capital expenditures of approximately $6.5 million during the six months ended June 30, 2002 and anticipate additional capital expenditures of approximately $13.5 million during the remainder of 2002.

        The following schedule summarizes our contractual obligations and commitments to make future payments as of June 30, 2002.

Contractual Obligations & Commitments

Payments Due by Period	Long-term Debt	Operating Leases	Interest Payments	Total
2002 (A)	$—	$3.1	$18.7	$21.8
2003	—	6.2	37.3	43.5
2004	—	5.9	37.3	43.2
2005	—	5.9	37.3	43.2
2006	350.0	1.7	37.3	389.0
Thereafter	—	5.6	—	5.6

Total Contractual Cash Obligations	$350.0	$28.4	$167.9	$546.3

(A)
Amount represents remaining contractual obligation during 2002.

Backlog

        The amount of unfilled orders, believed to be firm, at June 30, 2002 and 2001 was $9.2 million and $15.6 million, respectively. Included in the $9.2 million was $3.5 million of orders related to our MEDLEY Medication Safety System.

Foreign Operations

        We have significant foreign operations and, as a result, are subject to various risks arising therefrom, including foreign currency risks. This risk did not materially change during the first six months of 2002. For the six months ended June 30, 2002 and 2001, approximately 33% and 35%, respectively, of our sales and 30% and 26% of our operating expenses were denominated in currencies other than the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada, Mexico and Australia. Additionally, substantially all of the receivables and payables of our foreign subsidiaries are denominated in currencies other than the U.S. dollar. During the first six months of 2002, the net effect of foreign currency transactions to the income statement was approximately thirty thousand dollars. Due to changes in foreign currency exchange rates during the first six months of 2001, primarily a strengthening of the U.S. dollar against many European currencies, we recognized foreign currency transaction losses of $1.5 million. Such losses were recorded in other expense in the statement of operations. (See note 3 to the condensed consolidated financial statements.)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Risk Management—Foreign Currency Hedging Program, Derivative Financial Instruments and Market Risk

        As part of our risk management strategy, we put in place a hedging program beginning in 2001 under which we enter into forward foreign exchange and currency option contracts to hedge a portion of forecasted cash receipts and payments denominated in currencies other than the U.S. dollar. These contracts are entered into to reduce the risk that our earnings and cashflows, resulting from certain forecasted transactions, will be affected by changes in foreign currency exchange rates. However, we may be impacted by changes in foreign exchange rates related to the unhedged portion of the forecasted transactions. The success of the hedging program depends, in part, on forecasts of our transactions in various currencies (primarily the Euro). Hedges are placed for periods consistent with identified exposures, but generally no longer than the end of the year for which we have substantially completed our annual business plan. We may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted transaction, changes in fair value of contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted transaction. The ineffective portion of any changes in the fair value of option contracts designated as hedges is recognized immediately in earnings. We did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during 2002.

        As a matter of policy, we will only enter into currency contracts with counterparties that have at least an investment grade or equivalent credit rating from a major rating agency. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. We believe the risk of loss related to counterparty default is remote and would only consist of the net market value gain (if any) of the underlying instrument. Costs associated with entering into contracts are not expected to be material to our financial results. (See note 3 to the condensed consolidated financial statements.)

Part II

Other Information

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.2	Addendum to the Employment Letter dated April 13, 1999 by and between David L. Schlotterbeck, ALARIS Medical and ALARIS Medical Systems dated May 22, 2002.	Filed herewith
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
  (b)
  Reports on Form 8-K

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALARIS MEDICAL SYSTEMS, INC. (Registrant)
Date: August 8, 2002	By:	/s/ WILLIAM C. BOPP William C. Bopp Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ ROBERT F. MATHEWS Robert F. Mathews Vice President—Finance and Treasurer (Principal Accounting Officer)

QuickLinks

ALARIS MEDICAL SYSTEMS, INC.
INDEX
Form 10—Q Part 1—Item 1 Financial Information ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited) (Dollars in thousands)
ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEET (Dollar amounts in thousands, except per share data)
ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (Dollars in thousands)
ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited) (Dollar amounts in thousands)
ALARIS MEDICAL SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollars in thousands)
Part I—Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II Other Information
SIGNATURES