Form 10-Q
period 2002-09-30
ALARIS MEDICAL SYSTEMS INC
filed 2002-10-31
CIK 1029069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 or

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

(858) 458-7000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes:        ☒            No:          ☐

On October 31, 2002, 100 shares of Registrant’s Common Stock were outstanding.

ALARIS MEDICAL SYSTEMS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Form 10 - Q

Part 1 - Item 1

Financial Information

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Sales	$113,063	$103,624	$325,983	$300,983

Cost of sales	55,519	53,776	162,597	154,756

Gross profit	57,544	49,848	163,386	146,227

Selling and marketing expenses	22,512	19,301	65,025	57,679
General and administrative expenses	9,739	11,683	29,210	35,866
Research and development expenses	8,064	6,480	21,846	20,108
Restructuring and other non-recurring items	—	—	(585)	6,899

Total operating expenses	40,315	37,464	115,496	120,552

Interest income from sales-type capital leases	1,080	1,252	3,391	3,905

Income from operations	18,309	13,636	51,281	29,580

Other income (expenses):
Interest income	141	453	624	1,672
Interest expense	(9,883)	(11,110)	(29,647)	(31,608)
Other, net	(334)	56	(635)	(1,084)
Total other expense	(10,076)	(10,601)	(29,658)	(31,020)

Income (loss) from continuing operations before income taxes	8,233	3,035	21,623	(1,440)
Provision for income taxes	3,293	1,698	8,649	1,408

Income (loss) from continuing operations	4,940	1,337	12,974	(2,848)

Discontinued operations: Gain on disposal of business (net of applicable income tax expense of $2,492)	—	—	—	3,737

Net income	$4,940	$1,337	$12,974	$889

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except per share data)

ASSETS

	September 30,	December 31,
	2002	2001
	(Unaudited)
Current assets:
Cash and cash equivalents	$57,405	$50,826
Receivables, net	82,254	67,893
Inventories	67,207	69,408
Prepaid expenses and other current assets	33,839	33,456
Total current assets	240,705	221,583

Net investment in sales-type capital leases, less current portion	17,846	24,225
Property, plant and equipment, net	55,755	57,607
Other non-current assets	26,457	28,013
Goodwill, net	142,570	142,570
Other intangible assets, net	90,664	92,394

	$573,997	$566,392

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$23,166	$23,856
Accrued expenses and other current liabilities	63,972	51,733
Total current liabilities	87,138	75,589
Long-term debt	350,000	350,000
Other non-current liabilities	44,799	47,676
Total non-current liabilities	394,799	397,676

Contingent liabilities and commitments (note 11)

Stockholder’s equity:
Common stock and capital in excess of par value, authorized 3,000 common shares at $.01 par value; 100 issued and outstanding at September 30, 2002 and December 31, 2001	203,791	203,716
Accumulated deficit	(90,398)	(101,562)
Loan to Holdings (note 6)	(14,993)	—
Accumulated other comprehensive loss	(6,340)	(9,027)
Total stockholder’s equity	92,060	93,127

	$573,997	$566,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2002	2001
Cash flows from operating activities:
Net income	$12,974	$889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,409	23,502
Net loss on disposal of property, plant and equipment	442	112
Debt issue costs amortization	1,659	1,782
Accretion of paid-in-kind interest	—	1,697
Gain on sale of Instromedix	—	(3,737)
(Increase) decrease in assets:
Receivables, net	(12,563)	7,036
Inventories	2,407	(10,177)
Prepaid expenses and other current assets	(310)	1,921
Net investment in sales-type capital leases, non-current portion	6,379	102
Other non-current assets	(866)	(715)
Increase (decrease) in liabilities:
Accounts payable	(1,232)	2,536
Accrued expenses and other current liabilities	12,023	15,756
Other non-current liabilities	(2,880)	1,890
Net cash provided by operating activities	35,442	42,594
Cash flows from investing activities:
Net capital expenditures	(11,699)	(9,597)
Payments for product licenses and distribution rights	—	(625)
Patents, trademarks and other	(922)	(478)
Loan to Holdings (note 6)	(14,812)	—
Net proceeds from sale of discontinued business	—	8,069
Net cash used in investing activities	(27,433)	(2,631)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(14,930)
Deferred financing costs	—	(658)
Dividends to Holdings	(1,810)	(2,080)
Net cash used in financing activities	(1,810)	(17,668)
Effect of exchange rate changes on cash	380	(186)
Net increase in cash	6,579	22,109
Cash and cash equivalents at beginning of period	50,826	30,618

Cash and cash equivalents at end of period	$57,405	$52,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDER’S EQUITY (Unaudited)

(Dollar amounts in thousands)

	Common Stock		Accumulated Deficit	Loan Receivable From Holdings	Other Compre-hensive Loss	Total Stockholder’s Equity	Compre- hensive Income
	And Capital
	In Excess Of Par Value
	Shares	Amount

Balance at December 31, 2001	100	$203,716	$(101,562)	$—	$(9,027)	$93,127

Comprehensive income:
Net income for the period	—	—	12,974	—	—	12,974	$12,974
Equity adjustment from foreign currency translation	—	—	—	—	2,784	2,784	2,784
Effects of cash flow hedges included in other comprehensive income (net of tax of $70)	—	—	—	—	(97)	(97)	(97)
Comprehensive income							$15,661
Tax benefit from exercise of Holdings stock options	—	75	—	—	—	75
Loan to Holdings (Note 6)				(14,993)		(14,993)
Dividends to Holdings	—	—	(1,810)	—	—	(1,810)
Balance at September 30, 2002	100	$203,791	$(90,398)	$(14,993)	$(6,340)	$92,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands)

NOTE 1 — BUSINESS AND STATEMENT OF ACCOUNTING POLICY

The Company

                ALARIS Medical Systems, Inc. (“ALARIS Medical Systems”) develops practical solutions for medication safety at the point of care. ALARIS Medical Systems designs, manufactures and markets intravenous (IV) medication delivery and infusion therapy devices, needle-free disposables and patient monitoring equipment. ALARIS Medical Systems was formed by the merger of two pioneers in infusion systems, IMED Corporation (“IMED”) and IVAC Medical Systems (“IVAC”), Inc. on November 26, 1996. ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. (“Holdings”), formerly Advanced Medical, Inc., was incorporated on October 14, 1994 under the laws of the State of Delaware. ALARIS Medical Systems and its subsidiaries are collectively referred to as the “Company” or “ALARIS.”

Statement of accounting policy

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

                In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2002, the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001.

Use of estimates

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

Reclassifications

                Certain prior period amounts have been reclassified to conform to the current period presentation.

Shipping and handling fees and costs

                Shipping and handling costs for customer sales are classified as a selling and marketing expense.  Shipping and handling costs for customer sales for the three and nine months ended September 30, 2002 were $2,369 and $6,160, respectively.  Shipping and handling costs for customer sales for the three and nine months ended September 30, 2001, were $2,110 and $6,564, respectively.

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF FASB

STATEMENTS 141 AND 142

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“FAS 142”) and No. 141, Business Combinations (“FAS 141”), which were issued by the Financial Accounting Standards Board in July 2001. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). FAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method and eliminates the pooling-of-interests–method of accounting.  Intangible assets that do not meet certain defined criteria in FAS 141 for recognition apart from goodwill shall be reclassified as goodwill as of the date FAS 142 is initially applied in its entirety. As required by FAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria and has reported them appropriately on the condensed consolidated balance sheet.  In accordance with FAS 141, the Company reclassified its workforce, net of its related deferred tax liability, as goodwill.  The Company performed a transitional goodwill impairment test and determined the asset not to be impaired.

Upon adoption of FAS 142, the Company determined that intangible assets related to the “IVAC” tradename and trademarks had an indefinite life and in accordance with FAS 142, should not be amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting units.  As of September 30, 2002, there was no impairment loss associated with such indefinite-lived intangible assets as their fair value exceeds the carrying amount.

                Intangible assets with finite lives will continue to be amortized over the expected economic lives of the intangible assets.  The Company reassessed the useful lives of its intangible assets and determined no change in useful lives to be required for its finite-lived assets.

                Under these standards, the Company ceased amortizing goodwill totaling $142,570, including $2,714 ($4,523 before tax effect) of its workforce previously classified as an other intangible asset, and trademarks totaling $74,750 as of January 1, 2002.  Adoption of the new standards resulted in not recognizing $2,301 and $6,903, respectively, in amortization expense for the three and nine months ended September 30, 2002, that would have been recognized had the previous standards been in effect.

The following table presents the impact of FAS 141 and FAS 142 on income (loss) from operations and net income, as if they had been in effect for the three and nine months ended September 30, 2001.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2001	2001

Income from operations, as reported	$13,636	$29,580
Goodwill amortization	1,425	4,275
Workforce amortization	126	378
Tradename and trademark amortization	750	2,250
Pro forma income from operations	$15,937	$36,483

Income (loss) from continuing operations, as reported	$1,337	$(2,848)
Goodwill amortization	1,425	4,275
Workforce amortization	126	378
Tradename and trademark amortization	750	2,250
Tax effect	(350)	(1,050)
Pro forma income from continuing operations	$3,288	$3,005

Net income, as reported	$1,337	$889
Goodwill amortization	1,425	4,275
Workforce amortization	126	378
Tradename and trademark amortization	750	2,250
Tax effect	(350)	(1,050)
Pro forma net income	$3,288	$6,742

Acquired other intangible assets were as follows:

	September 30, 2002		December 31, 2001
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$28,946	$17,736	$28,946	$16,550
Distribution rights and license agreements	8,578	3,874	8,578	3,330
Subtotal other intangible assets, net (subject to amortization)	37,524	21,610	37,524	19,880

Acquired other intangible assets (not subject to amortization):

IVAC tradename and trademarks	90,000	15,250	90,000	15,250

Other intangible assets, net	$127,524	$36,860	$127,524	$35,130

                For the quarter ended September 30, 2002 and 2001, amortization expense for other intangible assets, net was $561 and $1,338, respectively.   For the nine months ended September 30, 2002 and 2001, amortization expense for other intangible assets, net was $1,730 and $4,018, respectively.  The estimated future annual amortization expense for other intangible assets, net is as follows:

Fiscal Year
2002 (A)	$621
2003	2,219
2004	2,182
2005	2,182
2006	2,130
2007	1,774

(A) Amount represents remaining estimated amortization expense for 2002.

NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign currency

                As of September 30, 2002, the Company’s only derivatives in place were forward contracts valued at negative $99 and designated as hedges of anticipated cash flows in various foreign currencies and foreign currency option contracts valued at $69 to hedge anticipated transactions (primarily the Euro).

                As part of the Company’s risk management strategy, management put in place a hedging program beginning in 2001 under which the Company enters into forward foreign exchange and currency option contracts to hedge a portion of forecasted cash receipts and payments denominated in currencies other than the U.S. dollar.  These contracts are entered into to reduce the risk that the Company’s earnings and cashflows resulting from certain forecasted transactions will be affected by changes in foreign currency exchange rates.  However, the Company may be impacted by changes in foreign exchange rates related to the unhedged portion of the forecasted transactions. The success of the hedging program depends, in part, on forecasts of Company transactions in various currencies (primarily the Euro).  Hedges are placed for periods consistent with identified exposures, but generally no longer than the end of the year for which we have substantially completed our annual business plan. The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility.  However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted transaction, changes in fair value of contracts should be highly effective in offsetting the change in value of the expected cash flows from the forecasted transaction.  The ineffective portion of any changes in the fair value of option contracts designated as hedges is recognized immediately in earnings.  The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the nine months ended September 30, 2002.

                The effective portion of any changes in the fair value of the derivative instruments, designated as cash flow hedges, is recorded in other comprehensive income (OCI) until the hedged forecasted transaction occurs.  Once the forecasted transaction occurs, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to earnings.  In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to earnings at that time.

                For the three and nine months ended September 30, 2002, the Company recognized net charges related to the designated cash flow hedges of forecasted transactions in the amounts of $300 and $498, respectively, in other expense, which consisted entirely of premium costs for option contacts.  At September 30, 2002, $312 ($184 after tax) was included in accumulated other comprehensive loss.  This represents the remaining option premium costs net of the market value of the open option contracts that are designated as cash flow hedges.  This loss is expected to be charged to earnings over the next three months as the hedged transactions occur.

In addition to forecasted cash flow transactions, the Company hedges the majority of its net recognized foreign currency transactional exposures with forward foreign exchange contracts to reduce the risk that the Company’s earnings and cashflows will be affected by changes in foreign currency exchange rates.  These derivative instruments do not subject the Company’s earnings or cash flows to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets and liabilities being hedged.  These forward foreign exchange contracts are generally entered into for periods of one to six months. The loss on forward foreign exchange contracts for the nine months ended September 30, 2002 was $1,339 and is included in other expense.  This loss was substantially offset by unrealized gains on the underlying assets hedged. For the nine months ended September 30, 2002, the net charge to other income and expense for all foreign exchange transactions, realized and unrealized, was $73.

NOTE 4 — SALE OF INSTROMEDIX

On August 31, 2000, pursuant to an Asset Purchase Agreement dated as of August 17, 2000, the Company sold the assets and certain liabilities of its Instromedix division to Card Guard Technologies, Inc. (“Buyer”) for $30,000 in cash (the “Sale”).

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

NOTE 5 — INVENTORIES

Inventories comprise the following:	September 30,	December 31,
	2002	2001

Raw materials	$37,808	$40,546
Work-in-process	5,703	4,993
Finished goods	23,696	23,869
	$67,207	$69,408

NOTE 6 — LONG-TERM DEBT

Convertible Debentures of Holdings

                At December 31, 2001 Holdings had outstanding $15,969 of convertible debentures (“Convertible Debentures”) which were retired at their scheduled maturity on January 15, 2002.

The indentures governing ALARIS Medical Systems’ 11-5/8% senior secured notes and 9-3/4% senior subordinated notes permit ALARIS Medical Systems to use $15,000 of its cash on hand to invest in a wholly owned unrestricted subsidiary. ALARIS Medical Systems made such investment and the unrestricted subsidiary used a portion of the proceeds of such investment to acquire $183 in principal amount of the Convertible Debentures at an approximate 1% discount in the open market in 2001.  In 2002, the remaining $14,812 was loaned to Holdings, which used the proceeds of such loan and proceeds from the exercise of stock options to retire the $15,969 of Convertible Debentures.  A portion of the stock option exercise proceeds resulted from the exercise by some of our executive officers of stock options.  In connection with the exercise, three of our executive officers received interest-bearing, short-term loans, aggregating $620, from ALARIS Medical Systems.  These loans were subsequently repaid in full.  Holdings were entitled to require such executive officers to exercise such options in order to provide Holdings with sufficient funds to retire the Convertible Debentures.  Such options were granted to these executive officers in anticipation of Holdings’ need to require such exercise in order to complete the retirement of the Convertible Debentures.

The retirement of the Convertible Debentures resulted in notes payable from Holdings to the wholly-owned subsidiary of ALARIS Medical Systems of $14,993 which include a note issued in December, 2001 for $181 related to the purchase of the debentures and one issued in January, 2002, for $14,812.

The notes bear interest at a rate of 7-1/4% per annum, compounded semi-annually and are due on December 31, 2008.  Due to the parent/subsidiary relationship between the borrowing and lending companies, the notes receivable have been recorded as a reduction of the consolidated ALARIS Medical Systems stockholder’s equity.  Because of this relationship, although the notes bear interest at 7-1/4%, interest income is not recorded in the ALARIS Medical Systems consolidated income statement.

NOTE 7 — SEGMENT INFORMATION

                The Company’s segment performance is based on results of two geographical business segments within the same line of business - North America and International.

                The Company is organized primarily based on geographic location with the United States and Canada drug infusion and patient monitoring business, and Mexico manufacturing activities, representing the North America segment. All other international operations, including Europe, Asia, Australia and Latin America, represent the International segment.

                The accounting policies of the segments are the same as those described in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The geographical data does not include intersegment revenues.  All expenses associated with the corporate headquarters appear in the North America business unit. The Company evaluates the performance of its segments based on operating income and adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). Adjusted EBITDA represents income from operations before restructuring, other non-recurring items, depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity.

The table below presents information about reported segments for the:

Three months ended September 30,

	North
	America	International	Total
2002
Sales	$78,060	$35,003	$113,063
Operating income	10,367	7,942	18,309
Adjusted EBITDA	14,537	9,816	24,353

2001
Sales	$74,475	$29,149	$103,624
Operating income	8,255	5,381	13,636
Adjusted EBITDA	14,392	7,118	21,510

Reconciliation of total segment adjusted EBITDA to consolidated income from continuing operations before income taxes:

	2002	2001
Adjusted EBITDA
Total adjusted EBITDA	$24,353	$21,510
Depreciation and amortization	(6,044)	(7,874)
Interest, net	(9,742)	(10,657)
Other reconciling items	(334)	56
Consolidated income from continuing operations before income taxes	$8,233	$3,035

Nine months ended September 30,

	North
	America	International	Total
2002
Sales	$224,965	$101,018	$325,983
Operating income	29,105	22,176	51,281
Adjusted EBITDA	40,098	28,007	68,105

2001
Sales	$207,462	$93,521	$300,983
Operating income	11,484	18,096	29,580
Adjusted EBITDA	36,623	23,358	59,981

Reconciliation of total segment adjusted EBITDA to consolidated income (loss) from continuing operations before income taxes:

	2002	2001
Adjusted EBITDA
Total adjusted EBITDA	$68,105	$59,981
Depreciation and amortization	(17,409)	(23,502)
Interest, net	(29,023)	(29,936)
Restructuring and other non-recurring items	585	(6,899)
Other reconciling items	(635)	(1,084)
Consolidated income (loss) from continuing operations before income taxes	$21,623	$(1,440)

NOTE 8 — CASH FLOW INFORMATION

                For the nine months ended September 30, 2002, Federal, state and foreign income taxes paid, net of tax refunds, totaled $7,636.  Federal, state and foreign income taxes paid, net of tax refunds, resulted in a cash inflow of $1,770 for the nine months ended September 30, 2001. Interest paid during the nine months ended September 30, 2002 and 2001 totaled $21,127 and $21,336, respectively.

NOTE 9 — RESTRUCTURING AND OTHER NON-RECURRING ITEMS

The Company did not record restructuring or non-recurring items during the second or third quarters of 2002.  During the first quarter of 2002, the Company recorded a non-recurring benefit of $1,125 for an insurance settlement.  The settlement related to damages and losses incurred at one of the Company’s disposable products manufacturing plants in Mexico in 1993 as a result of flooding.  The contingency related to the insurance settlement was resolved in the first quarter of 2002, when the Company received proceeds of $1,020 during the quarter and notification of an additional payment due of $105, which was received during April 2002.

During the first quarter of 2002, the Company initiated a plan to restructure its technical services operations in Central Europe.  In this connection, the Company recorded a charge of $540, which included $400 of severance costs for 21 positions affected by the relocation of the German operation and $140 related to lease termination.  As of September 30, 2002, all of the severance costs have been paid to the identified employees.

                Restructuring and other non-recurring charges of $6,899 during the nine months ended September 30, 2001 included $3,520 of legal, advisory and consultant expenses related to obtaining an amendment to the ALARIS Medical Systems’ bank credit agreement.  This amendment was completed in April 2001.  The Company also recorded $3,379 for restructuring activities.  These activities related to streamlining of operations in the North American business and resulted in the elimination of 71 positions.  The restructuring charges were composed of severance and related benefits of $2,879 and consulting fees of approximately $500.  Adjusted EBITDA for the nine months ended September 30, 2002 and 2001 excludes the non-recurring items.

NOTE 10 — RELATED PARTY ARRANGEMENTS

                Pursuant to ALARIS Medical Systems’ tax sharing agreement with Holdings, for Federal income tax purposes, ALARIS Medical Systems is required to calculate its current income tax liability on a stand-alone basis as if it were not included in the Holdings consolidated income tax return.  The resulting tax liability is payable to Holdings.  The pro-forma income taxes payable recorded on ALARIS Medical Systems on a stand-alone basis at September 30, 2002 and December 31, 2001 are $6,163 and $11,426, respectively, and are recorded in other non-current liabilities as a payable to Holdings.  Such amounts eliminate in the consolidated financial statements of Holdings.

NOTE 11 — LITIGATION AND CONTINGENCIES

Litigation

                On December 5, 2000, the Company filed a lawsuit in the United States District Court for the Southern District of California against Filtertek, Inc., seeking a declaration that the Company’s own needle-free system does not infringe a Filtertek patent relating to a Filtertek needle-free device as well as seeking unspecified damages and equitable relief from Filtertek, for infringement of a patent relating to a needle-free system licensed to the Company on an exclusive basis by Medex, Inc.  On March 9, 2001, Filtertek filed a lawsuit in the United States District Court for the Northern District of Illinois seeking unspecified damages and equitable relief from the Company claiming that the Company’s needle-free system infringes the Filtertek patent and seeking, as well, a declaration, against Medex only, that Filtertek’s needle-free device does not infringe the needle-free system patent licensed to the Company by Medex. The Company subsequently withdrew its claim for damages and equitable relief relating to the Medex patent. As a result of motions made by the parties, the California action was transferred to the Illinois court.  The Illinois court granted the Company’s motion to bifurcate discovery related to liability and damages.  Discovery relating to liability recently ended, while discovery relating to damages is currently abated.  The Court-appointed Special Master conducted a claims construction hearing and provided the Court with recommendations on how the single claim of the patent which is at issue should be construed, which the Court has since adopted.

                The Company believes that it has meritorious defenses to all of Filtertek’s claims and it intends to defend itself vigorously.  The Company has offered to submit to mediation or arbitration to expedite the resolution of this case, but the Company and Filtertek have not reached agreement to do so.  Based on the evidence to date, the Company intends to move for a summary adjudication of the claims.  If that does not resolve all claims, the Company will press for a prompt trial of the remaining claims.  There can be no assurance that the Company’s defenses will defeat all of Filtertek’s claims and the failure to do so could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

United States Customs Service Matter

                During the years 1988 through 1995, Cal Pacifico acted as the Company’s United States customs broker and importer of record with respect to the importation into the United States of finished products assembled at the Company’s two maquiladora assembly plants in Tijuana, Mexico. Cal Pacifico received a pre-penalty notice of intent from the United States Customs Service (“Customs”) to assess additional duties and penalties against Cal Pacifico for its alleged failure to comply with certain documentary requirements regarding the importation of goods on behalf of its clients, including the Company.  The Company believes that it is unlikely that Customs will assess any portion of the disputed amounts against the Company.  Customs has not initiated any proceedings against the Company in respect of such matters.  Nonetheless, Cal Pacifico advised the Company that it may seek recovery from the Company, through arbitration, for any portion of the disputed amounts which it is required to pay to Customs. The ultimate outcome of such proceeding cannot be predicted, nor is the Company able to estimate the possible loss resulting from such proceeding, should one occur. The Company believes that it has meritorious defenses to claims Cal Pacifico might raise against the Company.  Although management does not believe it is probable that the Cal Pacifico dispute will result in a material claim against the Company, it will continue to monitor the matter.

Other

                The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management’s opinion, based on discussions with legal counsel, liabilities arising from such matters, if any, will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Part I — Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

                Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward–looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain of these forward–looking statements can be identified by the use of forward–looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements.  Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward–looking statements and our actual results may differ materially from the results anticipated in these forward–looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Factors That Could Affect Future Financial Condition and Results” in our Form 10-K for the year ended December 31, 2001, and general conditions in the economy and capital markets.

Overview

                ALARIS was formed in 1996 by the merger of IMED Corporation and IVAC Medical Systems, Inc., two pioneers in the area of infusion technology, each with leading brand names and at least 30 years of operating history.

                We develop practical solutions for medication safety at the point of care. We design, manufacture and market intravenous (IV) medication delivery and infusion therapy devices, needle-free disposables and patient monitoring equipment.  Our “smart” technology, tools and services are designed to reduce the risks and costs of medication errors, and safeguard patients and clinicians. We provide our products, professional and technical support and training services to over 5,000 hospital and health care systems, as well as alternative care sites in more than 120 countries through a worldwide direct sales force and distributors. We have one of the largest installed bases of large volume pump delivery lines in the United States hospital market, representing approximately 32% of such installed lines.  We also believe that we have the number one or number two market position in the large volume pump segment or the syringe pump segment, or both segments, in Belgium, France, Italy, The Netherlands, Norway, Spain, Sweden, the United Kingdom, Australia, Canada, New Zealand and South Africa.  In addition, we are a leading provider of patient monitoring products that measure and monitor temperature, with a substantial installed base of hospital thermometry systems in the United States.  We also provide products which measure and monitor pulse, pulse oximetry and blood pressure.

Critical Accounting Policies and Estimates

Our discussion and analysis of our operating results and financial condition is based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.

                Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates.  The following areas all require the use of judgments and estimates: inventory valuation, allowances for uncollectible accounts receivable and estimated rebates, cost of field corrective actions, deferred tax asset valuation and carrying value of intangible assets.  Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate.  Actual results may differ from these estimates.  Our critical accounting policies are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.1	51.9	49.9	51.4
Gross margin	50.9	48.1	50.1	48.6
Selling and marketing expenses	19.9	18.6	19.9	19.2
General and administrative expenses	8.6	11.3	9.0	11.9
Research and development expenses	7.1	6.3	6.7	6.7
Restructuring and other non-recurring items	—	—	(0.2)	2.3
Interest income from sales-type capital leases	0.9	1.2	1.0	1.3
Income from operations	16.2	13.1	15.7	9.8
Interest expense, net	(8.6)	(10.3)	(8.9)	(9.9)
Other, net	(0.3)	0.1	(0.2)	(0.3)
Income (loss) from continuing operations before income taxes	7.3	2.9	6.6	(0.4)
Provision for income taxes	2.9	1.6	2.6	0.5
Income (loss) from continuing operations	4.4	1.3	4.0	(0.9)
Gain on disposal of discontinued business (net of income taxes)	—	—	—	1.2
Net income	4.4%	1.3%	4.0%	0.3%
Other Data:
Adjusted EBITDA	21.5%	20.8%	20.9%	19.9%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(in millions)		(in millions)

Adjusted EBITDA (1)	$24.4	$21.5	$68.1	$60.0
Restructuring and other non-recurring items	—	—	.6	(6.9)
Depreciation and amortization (2)	(6.1)	(7.9)	(17.4)	(23.5)
Interest income	.1	.4	.6	1.7
Interest expense	(9.9)	(11.1)	(29.6)	(31.6)
Other, net	(.3)	.1	(.6)	(1.1)
Provision for income taxes	(3.3)	(1.7)	(8.7)	(1.4)
Net income (loss) from continuing operations	$4.9	$1.3	$13.0	$(2.8)

(1)          Adjusted EBITDA represents income from operations before restructuring, other non-recurring items, discontinued operations, interest, taxes, other, net, depreciation and amortization. Adjusted EBITDA does ot represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We have included information concerning Adjusted EBITDA herein because we use such information as a measure of assessing cash flows and ability to service debt and understand that such information is used by investors as one measure of an issuer’s ability to service debt. Restructuring and other one-time items are excluded from Adjusted EBITDA as we believe that the inclusion of these items would not be helpful to an investor’s understanding of our ability to service debt. Our computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(2)          Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense.

            Our sales results are reported consistent with our two geographical business units: North America and International. The following table summarizes sales to customers by each geographical business unit.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(in millions)		(in millions)
North America business unit

Infusion instruments	$18.4	$19.4	$49.1	$42.1
Dedicated disposables	34.9	32.2	103.3	98.3
Other disposables and service	18.3	15.5	53.4	46.4
Subtotal	71.6	67.1	205.8	186.8

Patient monitoring	6.5	7.4	19.2	20.7
North America business unit total	$78.1	$74.5	$225.0	$207.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(in millions)		(in millions)
International business unit

Infusion instruments	$9.9	$7.6	$29.8	$27.4
Dedicated disposables	18.5	16.1	53.0	50.9
Other disposables and service	5.3	3.9	14.1	11.3
Subtotal	33.7	27.6	96.9	89.6

Patient monitoring	1.3	1.5	4.1	3.9
International business unit total	$35.0	$29.1	$101.0	$93.5

ALARIS Medical Systems, Inc. total	$113.1	$103.6	$326.0	$301.0

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

Sales

                Sales increased $9.4 million, an increase of 9% (7% in constant currency) for the quarter ended September 30, 2002 compared with the same quarter last year. North America sales were $78.1 million, an increase of $3.6 million, or 5%, compared with the third quarter of 2001. The increase was primarily due to higher volumes of drug infusion dedicated and non-dedicated disposable administration sets. International sales were $35.0 million, an increase of 20% (11% in constant currency). The increase was primarily due to increased volume of drug infusion volumetric and syringe pumps and dedicated and  non-dedicated disposable administration sets compared with the same period in the prior year.

Gross Profit

Gross profit increased $7.7 million, or 15%, during the quarter ended September 30, 2002, compared with the same quarter last year. The gross margin percentage increased to 50.9% in the third quarter of 2002, from 48.1% in the third quarter of 2001. The improved margin percentage was due to increased volume of disposables (which have higher margins than instruments) and to a higher percentage of international sales, which have higher margins.

Selling and Marketing Expenses

              Selling and marketing expenses increased $3.2 million, or 17%, during the quarter ended September 30, 2002, compared with the same period in 2001 as a result of higher sales volume in the third quarter of 2002 compared with the prior year, as well as higher selling and marketing costs related to increased personnel and related activities supporting the North America launch of the MEDLEY™ Medication Safety System. Also contributing to this increase were higher marketing expenses related to new product strategies. These increases were partially offset by reductions in our distribution costs over the prior year. As a percentage of sales, selling and marketing expenses increased to 19.9% for the third quarter of 2002 from 18.6% in the third quarter of 2001.

General and Administrative Expenses

                General and administrative expenses decreased $1.9 million, or 17%, during the three months ended September 30, 2002, compared with the three months ended September 30, 2001.  As a percentage of sales, general and administrative expenses decreased to 8.6% in the third quarter of 2002 from 11.3% in the third quarter of 2001. This decrease was due to a $2.3 million reduction in amortization expense resulting from our adoption of new accounting requirements effective January 1, 2002, under which our goodwill and certain other amortization expense ceased.  Had the newly adopted accounting standards been in effect during the third quarter of 2001, general and administrative expense for such quarter would have been 9.1% of sales. (See note 2 to the condensed consolidated financial statements.) Other cost increases in general and administrative expenses were generally offset by lower bonus expense.

Research and Development Expenses

                Research and development expenses increased approximately $1.6 million, or 24%, during the three months ended September 30, 2002 compared with the three months ended September 30, 2001 due to an increase in personnel.  As a percentage of sales, spending on research and development was 7.1% for the third quarter of 2002, compared with 6.3% for the third quarter of 2001.

Restructuring and Non-Recurring Items

We did not incur any restructuring or non-recurring items in the third quarter of 2002 or 2001.

Income from Operations

                Income from operations increased $4.7 million during the three months ended September 30, 2002, compared with the three months ended September 30, 2001, primarily due to an increase in gross profit and lower amortization expense.

Adjusted EBITDA

                Adjusted EBITDA increased $2.8 million during the three months ended September 30, 2002, compared with the three months ended September 30, 2001. As a percentage of sales, Adjusted EBITDA increased from 20.8%, or $21.5 million, during the three months ended September 30, 2001, to 21.5%, or $24.4 million, during the three months ended September 30, 2002, due to the reasons discussed above. (See note 1 under “Results of Operations.”)

Interest Expense

                Interest expense decreased $1.2 million, or 11%, during the three months ended September 30, 2002 compared with the three months ended September 30, 2001. The decrease resulted from lower overall interest rates on our outstanding indebtedness due to the replacement of the Company’s bank credit facility with a public debt offering in October, 2001.

Interest Income

                Interest income decreased $0.3 million during the quarter ended September 30, 2002 compared with the same quarter in 2001 due to lower interest rates earned on cash balances in 2002 compared with 2001.

Other, net

                Other, net decreased to $0.3 million of expense during the quarter ended September 30, 2002, compared with $0.1 million of income for the same period in the prior year. The change is due primarily to an increase in foreign currency transaction losses of approximately $0.2 million from the prior year.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Sales

                For the nine months ended September 30, 2002, sales were $326.0 million, an increase of $25.0 million, or 8% (also 8% in constant currency as the slight favorable foreign currency benefit of a weaker U.S dollar was less than 1% of consolidated sales) compared with $301.0 million over the same period in the prior year. Higher volumes of both drug infusion instruments and disposable administration sets in North America resulted in an increase in revenues of $17.5 million, or 8%, over the prior year.  Contributing to the North America increase was $14.6 million in sales of our new MEDLEY™ Medication Safety System, compared with $5.5 million during the nine month period in 2001. The increases in drug infusion products in North America were partially offset by lower volumes of patient monitoring instruments and disposables compared with the prior year. International sales increased $7.5 million, or 8% (6% in constant currency), due to higher volumes and revenues of non-dedicated disposable administration sets, large volume pumps and syringe pumps compared with the prior year. The increase in large volume pump sales for the International business is primarily attributable to the Asena GW, a new product launched in late 2001.

Gross Profit

Gross profit increased $17.2 million, or 12%, during the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001 due to higher sales and an increase in gross margin percentage. The gross margin percentage increased to 50.1% in the nine months ended September 30, 2002, from 48.6% in the nine months ended September 30, 2001. The improved margin percentage was due to increased volume of disposables (which have higher margins than instruments) and higher overall margins on drug infusion instruments and disposables and on patient monitoring products.

Selling and Marketing Expenses

                Selling and marketing expenses increased $7.3 million, or 13%, during the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, due to increased selling costs resulting from higher sales volume in the first nine months of 2002 compared with the prior year and to higher sales and marketing costs related to increased personnel and related activities supporting the North America launch of the MEDLEY™ Medication Safety System.  These increases were partially offset by reductions in our distribution costs over the same period in the prior year.  As a percentage of sales, selling and marketing expenses increased to 19.9% for the first nine months of 2002 from 19.2% for the same period in 2001.

General and Administrative Expenses

General and administrative expenses decreased $6.7 million, or 19%, during the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. As a percentage of sales, general and administrative expense decreased to 9.0% during the nine months ended September 30, 2002 compared with 11.9% for the same period in the prior year. This decrease is due to a $6.9 million reduction in amortization expense resulting from our adoption of new accounting requirements effective January 1, 2002, under which our goodwill and certain other amortization expense ceased. Had these accounting requirements been in effect during the first three quarters of 2001, general and administrative expense for such period would have been 9.6% of sales.  (See note 2 to the condensed consolidated financial statements.) Overall cost increases in general and administrative expenses were generally offset by lower bonus expense in the current period.

Research and Development Expenses

                Research and development expenses increased approximately $1.7 million, or 9%, during the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 due to an increase in personnel in the current period.  As a percentage of sales, spending on research and development was 6.7% for the nine months ended September 30, 2002, consistent with the prior year comparative period.

Restructuring and Non-Recurring Items

We did not record restructuring or non-recurring items during the second or third quarters of 2002.  During the first quarter of 2002, we recorded a non-recurring benefit of $1.1 million for an insurance settlement.  The settlement related to damages and losses incurred at one of our disposable products manufacturing plants in Mexico in 1993 as a result of flooding.  The contingency related to the insurance settlement was resolved in the first quarter of 2002, when we received proceeds of $1.0 million during the quarter and notification of an additional payment due of $0.1 million, which was received during April 2002.

During the first quarter of 2002, we initiated a plan to restructure our technical services operations in Central Europe.  In this connection, we recorded a charge of $0.5 million which included $0.4 million for severance costs for 21 positions affected by the relocation of the German operation and $0.1 million related to lease termination.  As of September 30, 2002, all severance payments have been made to the identified employees.

                Restructuring and other non-recurring charges of $6.9 million during the nine months ended September 30, 2001 included $3.5 million of legal, advisory, and other consultant expenses related to obtaining an amendment to the ALARIS Medical Systems bank credit agreement. This amendment was completed in April 2001.  We also recorded $3.4 million for restructuring activities. These activities related to streamlining of operations in the North American business and resulted in the elimination of 71 positions. The restructuring charges were composed of severance and related benefits of $2.9 million and consulting fees of $0.5 million.   Adjusted EBITDA for the nine months ended September 30, 2002 and 2001 excludes non-recurring items.

Adjusted EBITDA

                Adjusted EBITDA increased $8.1 million during the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. As a percentage of sales, Adjusted EBITDA increased from 19.9%, or $60.0 million, during the nine months ended September 30, 2001 to 20.9%, or $68.1 million, during the nine months ended September 30, 2002 due to the reasons discussed above. (See note 1 under “—Results of Operations.”)

Interest Expense

                Interest expense decreased $2.0 million, or 6%, during the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The decrease resulted from lower overall interest rates on our outstanding indebtedness due to the replacement of the Company’s bank credit facility with a public debt offering in October, 2001.

Interest Income

                Interest income decreased $1.0 million during the nine months ended September 30, 2002 compared with the same period in 2001 due to lower interest rates earned on cash balances in 2002 compared with 2001.

Other, net

                Other expense decreased $0.4 million during the nine months ended September 30, 2002, compared with the same period in the prior year. Our foreign currency transaction losses decreased $1.4 million in the current year and were partially offset by an increase in cost of $0.5 million related to the hedging program. Banking fees decreased approximately $.2 million due to the elimination of ALARIS Medical Systems’ bank credit facility during the prior year, and other income decreased approximately $0.9 million from the prior year.  During the first quarter of 2001, we received $0.5 million of other income relating to the sale of a tradename.  We did not receive comparable income in the current year.

Discontinued Operations

                During the third quarter of 2000, we sold our Instromedix® division to Card Guard Technologies, Inc. (“Card Guard”). The agreement with Card Guard provided that we would assist the buyer in setting up a fully independent headquarters and manufacturing facility.  During the first quarter of 2001, we completed our obligations related to the agreement and recorded a gain of $3.7 million, net of taxes.

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

                At September 30, 2002, we had $350.0 million outstanding indebtedness composed of $170.0 million of 11-5/8% senior secured notes due 2006 (“Senior Secured Notes”), which were issued on October 16, 2001 and $180.0 million of 9-3/4% senior subordinated notes due 2006 (“Senior Subordinated Notes”). The Senior Secured Notes bear interest at 11-5/8%, payable semi-annually in arrears beginning June 1, 2002, with all principal due at maturity on December 1, 2006. The Senior Subordinated Notes bear interest at 9-3/4%, payable semi-annually on June 1 and December 1, with all principal due at maturity on December 1, 2006.

                Holdings also had outstanding at September 30, 2002, $172.8 million accreted amount of its 11–1/8% Senior Discount Notes due 2008 (“Senior Discount Notes”). As disclosed below, the Holdings Convertible Debentures were repaid at their scheduled maturity on January 15, 2002.

                The Senior Discount Notes accrete to $189.0 million principal amount by August 1, 2003. Prior thereto, interest accruing on the Senior Discount Notes is added to the outstanding principal balance through July 31, 2003.  Interest on the Senior Discount Notes accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004.  The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permit ALARIS Medical Systems to make distributions, or “restricted payments,” to Holdings if at the time of the restricted payment, ALARIS Medical Systems satisfies the two conditions described in the following paragraphs. Additionally, dividends to Holdings to fund interest payments on the now retired Convertible Debentures, and to fund up to $1.5 million annually in other Holdings operating or capital expenses are defined as restricted payments but do not require meeting the Fixed Charge Coverage Ratio. Management believes that when Holdings is required to begin making cash interest payments on the Senior Discount Notes in 2004, ALARIS Medical Systems will have satisfied these conditions.

The first condition which must be satisfied prior to making a restricted payment is that at the time of the distribution, ALARIS Medical Systems must have a Fixed Charge Coverage Ratio (as calculated in accordance with the indentures as described below) of at least 2.5 to 1 calculated for the four complete calendar quarters preceding the distribution as though the distribution had been made at the beginning of such period.  The Fixed Charge Coverage Ratio will be determined by dividing ALARIS Medical Systems’ Consolidated EBITDA (as defined in the indentures) by its Consolidated Interest Expense (as defined in the indentures).   Based on the interest rate on and the amount of debt outstanding at ALARIS Medical Systems at September 30, 2002, the interest expense to be included in future calculations of the Fixed Charge Coverage Ratio are approximately $38.9 million.  As a result, the minimum required annual Consolidated EBITDA to meet the ratio will be approximately $97.3 million.

The calculation of Consolidated EBITDA for purposes of the indentures is different from our calculation of Adjusted EBITDA described elsewhere in this report. Under the indentures, Consolidated EBITDA is defined as follows:  “With respect to any Person for any period, the Consolidated Net Income of such Person and its Restricted Subsidiaries for such period, plus, to the extent deducted in computing Consolidated Net Income: (i) provision for taxes based on income or profits of such Person and its Restricted Subsidiaries for such period; (ii) Consolidated Interest Expense of such Person for such period; and (iii)  depreciation and amortization (including amortization of goodwill and other intangibles) and all other non-cash charges (excluding any such non-cash charge to the extent that it represents an accrual of or reserve for cash charges in any future period or amortization of a prepaid cash expense that was paid in a prior period) of such Person and its Restricted Subsidiaries for such period; and (iv) any extraordinary or non-recurring loss and any net loss realized in connection with either an Asset Sale or the extinguishment of indebtedness, in each case, on a consolidated basis determined in accordance with GAAP. Notwithstanding the foregoing, the provision for taxes based on the income or profits of, and the depreciation and amortization and other non-cash charges of, a Restricted Subsidiary of a Person shall be added to Consolidated Net Income to compute Consolidated EBITDA only to the extent (and in the same proportion) that the Net Income of such Restricted Subsidiary was included in calculating the Consolidated Net Income of such Person.”

Consolidated EBITDA, per the indentures, as calculated for the three and nine months ended September 30, 2002 reconciled to those reported by ALARIS Medical Systems is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002
	(dollars in thousands)
ALARIS Medical Systems consolidated net income, as reported	$4,940	$12,974
Provision for income taxes	3,293	8,649
Interest expense	9,882	29,647
Depreciation and amortization	6,044	17,409
Non-cash items	626	(970)
Extraordinary/non-recurring items	—	540
Consolidated EBITDA, per indentures	24,785	68,249

Less insurance settlement	—	(1,125)
Less non-cash items	(626)	970
Less interest income	(141)	(624)
Other, net	335	635
ALARIS Medical Systems Adjusted EBITDA, as reported	$24,353	$68,105

The second condition which must be satisfied prior to making a restricted payment is that the distribution, together with certain other restricted payments, may not exceed a sum determined by reference to ALARIS Medical Systems’ cumulative Consolidated Net Income (as defined in the indentures) for the period since January 1, 1997 and cash capital contributions received after such date, less restricted payments made.  This condition provides that the Consolidated Net Income of ALARIS Medical Systems will be added to the amount available each quarter until such time as historical net losses of $30.6 million are exhausted. Subsequent to such time, 50% of future ALARIS Medical Systems net income will be added to the amount available.  At September 30, 2002, the amount available for future restricted payments was $24.5 million.

The following represents the changes in the amount available for restricted payments:

	1997 through	Full Year	First Quarter	Second Quarter	Third Quarter
	2000	2001	2002	2002	2002
	(dollars in thousands)
Available for restricted payments — beginning of period	$—	$28,850	$28,176	$16,306	$19,941
ALARIS Medical Systems’ net income/ (loss) for the period	(45,504)	1,894	3,749	4,285	4,940

Restricted Payments: (A)
Dividends to ALARIS Medical
for operating expenses	(4,228)	(1,210)	(221)	(650)	(355)
Interest payment on Convertible Debentures	(4,684)	(1,171)	(585)
Fund unrestricted subsidiary to purchase Convertible Debentures		(187)	(14,813)

Cash capital contributions received by ALARIS Medical Systems	83,266
Available for Restricted Payments — end of period	$28,850	$28,176	$16,306	$19,941	$24,526

Change in Net Loss:
Cumulative net loss — beginning of period	$—	$(45,504)	$(43,610)	$(39,861)	$(35,576)
ALARIS Medical Systems’ net income/ (loss) for the period	(45,504)	1,894	3,749	4,285	4,940
Cumulative net loss — end of period	$(45,504)	$(43,610)	$(39,861)	$(35,576)	$(30,636)

(A)       The ALARIS Medical Systems' indentures allow certain “restricted payments” to be made without meeting the Fixed Charge Coverage Ratio.

The preceding description of the provisions of the indentures which govern restricted payments, including the defined terms, is a summary only and is qualified in its entirety by the text of the indentures, which ALARIS Medical Systems has previously filed with the Securities and Exchange Commission.

                Holdings’ Convertible Debentures were retired at their scheduled maturity on January 15, 2002.  The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permitted ALARIS Medical Systems to use $15 million of its cash on hand to invest in a wholly owned unrestricted subsidiary. ALARIS Medical Systems made such investment and the unrestricted subsidiary used a portion of the proceeds of such investment to acquire $0.2 million Convertible Debentures in the open market in 2001.  In 2002, the remaining $14.8 million was loaned to Holdings, which used the proceeds of such loan and proceeds from the exercise of stock options to retire the Convertible Debentures.  A portion of the stock option exercise proceeds resulted from the exercise by some of our executive officers of stock options.  In connection with the exercise, three of our executive officers received interest-bearing, short-term loans, aggregating $0.6 million, from ALARIS Medical Systems.  These loans were subsequently repaid in full.  Holdings were entitled to require such executive officers to exercise such options in order to provide Holdings with sufficient funds to retire the Convertible Debentures.  Such options were granted to these executive officers in anticipation of Holdings’ need to require such exercise in order to complete the retirement of the Convertible Debentures.  (See note 6 to the condensed consolidated financial statements.)

                ALARIS Medical Systems is required over the next twelve months (through September 30, 2003) to make interest payments on the Senior Secured Notes in the amount of $19.8 million ($9.9 million in December of 2002 and 9.9 million in June of 2003) and interest payments on the Senior Subordinated Notes in the amount of $17.6 million ($8.8 million in December of 2002 and $8.8 million in June of 2003).

                Although we have no further principal amortization requirements until the maturity of the Senior Secured Notes and the Senior Subordinated Notes in December 2006, management is monitoring the capital markets for opportunities to improve ALARIS Medical Systems’ and Holdings’ capital structure prior to such time.

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

                As identified in the condensed consolidated statement of cash flows, net cash provided by operating activities for the nine months ended September 30, 2002 was $35.4 million compared with $42.6 million provided by operating activities in the first nine months of 2001.  Net cash used in investing activities for the nine months ended September 30, 2002 was $27.4 million.  Net cash used in investing activities for the nine months ended September 30, 2001 was $2.6 million, which included $8.1 million of net proceeds from the sale of a discontinued operation. Net cash used in financing activities for the nine months ended September 30, 2002 and 2001 was $1.8 million and $17.7 million, respectively, and was composed of dividend payments to Holdings in the current and prior period and principal payments on long-term debt of $14.9 million in the prior year.

                We made capital expenditures of approximately $11.8 million during the nine months ended September 30, 2002 and anticipate additional capital expenditures not to exceed $8 million during the remainder of 2002.

                The following schedule summarizes our contractual obligations and commitments to make future payments as of September 30, 2002.

Contractual Obligations & Commitments

	Long-term	Operating	Interest
Payments Due by Period	Debt	Leases	Payments	Total

2002 (A)	$—	$1.7	$18.7	$20.4
2003	—	6.2	37.3	43.5
2004	—	5.9	37.3	43.2
2005	—	5.9	37.3	43.2
2006	350.0	1.7	37.3	389.0
Thereafter	—	5.6	—	5.6

Total Contractual Cash Obligations	$350.0	$27.0	$167.9	$544.9

(A) Amount represents remaining contractual obligation during 2002.

Backlog

                The amount of unfilled orders, believed to be firm, at September 30, 2002 and 2001 was $12.9 million and $10.6 million, respectively. Included in the $12.9 million was $6.4 million of orders related to our MEDLEY™ Medication Safety System

Foreign Operations

                We have significant foreign operations and, as a result, are subject to various risks arising therefrom, including foreign currency risks.  This risk did not materially change during the first nine months of 2002. For the nine months ended September 30, 2002 and 2001, approximately 32% and 36%, respectively, of our sales and 31% and 27% of our operating expenses, respectively, were denominated in currencies other than the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada, Mexico and Australia.  Additionally, substantially all of the receivables and payables of our foreign subsidiaries are denominated in currencies other than the U.S. dollar.  During the first nine months of 2002, the net effect of foreign currency transactions to the income statement was approximately $0.1 million.  Due to changes in foreign currency exchange rates during the first nine months of 2001, primarily a strengthening of the U.S. dollar against many European currencies, we recognized foreign currency transaction losses of $1.3 million. Such losses were recorded in other expense in the statement of operations. (See note 3 to the condensed consolidated financial statements.)

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Risk Management — Foreign Currency Hedging Program, Derivative Financial Instruments and Market Risk

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002.

Changes in Internal Controls

                There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Item 5.   Other Information

At the May 2002 meeting of the Board of Directors of Holdings (“the Board”), the Board established a third committee, granting it the authority to establish, review and recommend qualifications and nominations to the Board and to consider matters relating to corporate governance.

This committee, known as the Nominating and Corporate Governance Committee, has since approved its charter, which was approved by the Board at its October 29, 2002 meeting.

The Nominating and Corporate Governance Committee has also begun to review the subject matter within its area of responsibility. Among other things, it has reviewed the independence of Holdings’ directors, reviewed the committee structure and reported that all members of the three committees of the Board are independent directors as defined by the American Stock Exchange.  As a consequence of its work, the Nominating and Corporate Governance Committee makes the following report regarding Holdings’ directors and their independence:

         •   Hank Brown has served as a member of the Board since July 2000.  Mr. Brown serves as Chair of the Audit Committee and serves as a member of the Compensation Committee and Nominating and Corporate Governance Committee.  Mr. Brown is the Chief Executive Officer of the Daniels Fund, a charitable foundation.  From 1998 to mid-2002, Mr. Brown served as President of the University of Northern Colorado.  From January 1997 to July 1998, Mr. Brown served as Director of the Center for Public Policy at the University of Denver.  From 1990 to 1997, Mr. Brown served as a United States Senator from the State of Colorado.  From 1980 to 1990, Mr. Brown served five consecutive terms in the U. S. House of Representatives, representing Colorado’s 4th Congressional District.  From 1972 to 1976, Mr. Brown served in the Colorado State Senate.  From 1968 to 1980, Mr. Brown served as Vice President of Monfort of Colorado, Inc., a meat packing company subsequently acquired by ConAgra Foods, Inc.  Mr. Brown served as a director of U.S. West from 1998 until its acquisition by Qwest Communications International, Inc. and thereafter served as a director of Qwest until September 2002.  Mr. Brown is a director of Sealed Air Corporation and StarTek, Inc.  Mr. Brown is a certified public accountant and holds a doctor of law degree and a master of law degree in taxation.

         •   Norman M. Dean has served as a member of the Board, including through a predecessor company of Holdings, since 1989 and as Chair of the Board since May 2000.  Mr. Dean serves as Chair of the Nominating and Corporate Governance Committee and as a member of the Audit Committee and Compensation Committee.  Previously, Mr. Dean served as Chairman of the board of directors and President of United Bank of Greeley, United Bank of Brighton and United Bank of La Salle.  Previously, Mr. Dean served as Chairman of the board of directors of Montana Bancsystems, Inc. and as a member of the board of directors of United Banks of Colorado.  Since May 1990, Mr. Dean has served as Chairman of the board of directors of Miller Diversified Corp, a company involved in commercial cattle feeding, trucking, oil and gas and purified water.

         •   Henry Green has served as a member of the Board, including through a predecessor company of Holdings, since 1991.  Mr. Green serves as a member of the Audit Committee.  From 1993 to his retirement in 1997, Mr. Green served as an executive officer of Physician Computer Network, Inc. (“PCN”).  He also has been a director of PCN and its successor since 1993.  In December 1999, PCN filed for bankruptcy and its bankruptcy plan was confirmed in March 2000.  Before its bankruptcy, PCN was controlled by Holdings’ largest shareholder, Jeffry M. Picower.  From 1988 to 1990, Mr. Green was Vice President of Johnson and Johnson International.  From 1980 to 1988, Mr. Green served as President of Vistakon, Inc., a subsidiary of Johnson and Johnson.  Prior to joining Johnson and Johnson, Mr. Green held a variety of management positions at Warner Lambert Company.  Mr. Green serves as a director of a biomedical company controlled by Mr. Picower which is not publicly traded.

         •   Barry D. Shalov has served as a member of the Board since May 2000.  Mr. Shalov has been a partner in the law firm of Piper Rudnick LLP since May 2000.  Previously, Mr. Shalov was a partner in the law firm of Gordon Altman Weitzen Shalov & Wein LLP for more than 20 years.  Piper Rudnick performs legal services for Holdings and its operating subsidiaries primarily as general corporate and securities counsel and as lead counsel in certain patent litigation.  Holdings and its operating subsidiaries paid Piper Rudnick $1.4 million for legal services through the first nine months of 2002, $2.2 million in 2001 and $0.6 million in 2000.  Holdings paid Gordon Altman Weitzen Shalov & Wein $0.1 million for legal services in 2000.  Piper Rudnick has served from time to time as legal counsel to Holdings’ largest shareholder, Jeffry Picower, and to other entities controlled by Mr. Picower.  Mr. Shalov serves as a director of a biomedical company controlled by Mr. Picower which is not publicly traded.  Previously, Mr. Shalov served as trustee of a private medical research organization founded by Mr. Picower.

         •   David L. Schlotterbeck has served as a member of the Board and as our President and Chief Executive Officer since November 1999.  From April 1999 to November 1999, Mr. Schlotterbeck served as our President and Chief Operating Officer.  From 1997 to March 1998, Mr. Schlotterbeck was President and Chief Operating Officer of Pacific Scientific Company, an international manufacturer of motion control, process measurement and safety products and former New York Stock Exchange company, subsequently acquired by Danaher Corporation.  From 1995 to 1997, Mr. Schlotterbeck was President and Chief Executive Officer of Vitalcom, Inc., a medical network manufacturer.  From 1991 to 1994, Mr. Schlotterbeck was Executive Vice President and Chief Operating Officer of Nellcor, Inc., a medical device manufacturer subsequently acquired by Mallinckrodt, Inc.  Mr. Schlotterbeck holds a B.S. in Electrical Engineering from General Motors Institute.  Mr. Schlotterbeck holds an M.S. in Electrical Engineering from Purdue University and completed the Executive Institute at Stanford University.

         •   William T. Tumber has served as a member of the Board since May 2000.  Mr. Tumber serves as Chair of the Compensation Committee.  From 1996 to his retirement in 1998, Mr. Tumber was Senior Vice President of C.R. Bard, Inc., a medical products manufacturer.  From 1991 to 1996, Mr. Tumber served as Group Vice President, responsible for several of Bard’s operating divisions.  Since 1980, Mr. Tumber has held various other positions with Bard, including President of its Davol division.  Prior to joining Bard, Mr. Tumber held a variety of management positions with the General Electric Company.

Audit Committee Approval

The Audit Committee of ALARIS Medical, Inc. has approved the Company's independent auditors, PricewaterhouseCoopers, to provide tax services to the Company.

Part II

Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

99.3	Certification by David L. Schlotterbeck Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.4	Certification by William C. Bopp Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(b)   Reports on Form 8-K

      None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALARIS MEDICAL SYSTEMS, INC.
(Registrant)

Date: October 31, 2002	By:	/s/ WILLIAM C. BOPP
William C. Bopp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ ROBERT F. MATHEWS
Robert F. Mathews
Vice President - Finance and Treasurer
(Principal Accounting Officer)

CERTIFICATION BY DAVID L. SCHLOTTERBECK PURSUANT TO

SECURITIES EXCHANGE ACT RULE 13a-14

I, David L. Schlotterbeck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ALARIS Medical Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/s/ DAVID L. SCHLOTTERBECK
David L. Schlotterbeck
President and Chief Executive Officer

CERTIFICATION BY WILLIAM C. BOPP PURSUANT TO

SECURITIES EXCHANGE ACT RULE 13a-14

I, William C. Bopp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ALARIS Medical Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/s/ WILLIAM C. BOPP
William C. Bopp
Senior Vice President and Chief Financial Officer