Form 10-K
period 2002-12-31
ALARIS MEDICAL SYSTEMS INC
filed 2003-03-05
CIK 1029069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period from to

Commission file number  333-18687

ALARIS MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3800335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10221 Wateridge Circle, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (858) 458-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES:  ☒  NO:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

No common stock is held by nonaffiliates of the registrant.

The registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☐  No☒

As of February 28, 2003, the registrant had 100 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of ALARIS Medical, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2003 (“Proxy Statement”), are incorporated by reference as described in Part III.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward–looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Certain of these forward–looking statements can be identified by the use of forward–looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions.  Statements contained in this report that are not historical facts are forward-looking statements.  Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements.  In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments.  Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties.  Other factors may affect the accuracy of these forward–looking statements and our actual results may differ materially from the results anticipated in these forward–looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Factors That Could Affect Future Financial Condition and Results,” and general conditions in the economy and capital markets.

We have registered, applied to register or are using the following trademarks referred to in this document: AccuSlide®, ALARIS®, ALARIS Medical Systems®, Asena™, CORE·CHECK®,  Flo-Stop®, Gemini®, Gemini PC-1®, Gemini PC-2®, Gemini PC-2TX®, Gemini PC-4®, Guardrails®, IMED®, IVAC®, Medication Safety at the Point of Care™, Medley™, MedSystem III®, Patient Solutions, Inc.®, PCAM®, ReadyMED®, Signature Edition®, SmartSite®, SmartSite® Plus,   TURBO·TEMP®, VersaSafe® and VITAL·CHECK®.

PART I

ITEM 1.  BUSINESS

Background

ALARIS Medical Systems, Inc. (“ALARIS Medical Systems” or “ALARIS”) was formed by the merger of two pioneers in infusion systems, IMED Corporation (then an ALARIS Medical, Inc. subsidiary) and IVAC Medical Systems, Inc. on November 26, 1996.  ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. (“ALARIS Medical” or “Holdings”), formerly Advanced Medical, Inc., was incorporated on October 14, 1994 under the laws of the State of Delaware.  ALARIS Medical Systems and its subsidiaries are collectively referred to as the “Company”, “we”, “our” and “us.”

Overview

We develop and provide practical solutions for Medication Safety at the Point of Care.  We design, manufacture and market intravenous (IV) medication delivery and infusion therapy devices, needle-free disposables and related monitoring equipment in the United States and internationally.  Our proprietary Guardrails safety software, our other “smart” technologies and our “smart” services help to reduce the risks and costs of medication errors, help to safeguard patients and clinicians and also gather and record clinical information for review, analysis and transcription.  Our intravenous infusion systems are used to deliver to patients one or more fluids, primarily pharmaceuticals or nutritionals, and consist of medication safety systems, single and multi–channel large volume infusion pumps, syringe pumps and dedicated and non-dedicated disposable administration sets.

We have one of the largest installed bases of large volume pump delivery lines in the United States hospital market, representing approximately 32% of such installed lines.  We also believe that we have the number one or number two market position in the large volume pump segment or the syringe pump segment, or both segments, in Belgium, France, Italy, The Netherlands, Norway, Spain, Sweden, the United Kingdom, Australia, Canada, New Zealand and South Africa.  In addition, we are a leading provider of patient monitoring products that measure and monitor temperature, with a substantial installed base of hospital thermometry systems in the United States.  We also provide products which measure and monitor pulse, pulse oximetry and blood pressure.  We sell our products primarily to the hospital market through a worldwide direct sales force of over 200 salespersons and more than 100 distributors to over 5,000 hospitals in more than 120 countries worldwide.  For the year ended December 31, 2002, we had total sales of $460.3 million and net income of $20.4 million.

Our intravenous infusion systems require the use of disposable administration sets, which represent a significant portion of our sales.  For the year ended December 31, 2002, we sold 112.4 million disposable administration sets, representing sales of $281.0 million, or 61.1% of total sales.  In North America, each of our current large volume infusion pumps uses only dedicated disposable administration sets, which consist of plastic tubing and pump interfaces, designed and manufactured by or for us for that particular pump.

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

We operate through two geographical business units:

•                         Our North American business unit develops, manufactures and provides medication safety systems, infusion therapy devices, patient vital signs monitoring products and related disposables, primarily using a direct sales force for product distribution.  Sales to North American customers generated $317.7 million (69.0% of total sales) and $40.2 million of Income from Operations (55.0% of total Income from Operations) for the year ended December 31, 2002.

•                         Our International business unit develops, manufactures and provides infusion therapy devices, patient vital signs monitoring products and related disposables in Europe, Asia, the Middle East, Australia, New Zealand, South Africa and Latin America using both a direct sales force and product distributors in areas where we do not have a direct sales force.  Sales to distributors accounted for 16.8% of International sales in 2002.  Sales to International customers generated $142.6 million (31.0% of total sales) and $32.9 million of Income from Operations (45.0% of total Income from Operations) for the year ended December 31, 2002.

Our Industry

Infusion therapy generally involves the delivery of one or more fluids, primarily pharmaceuticals or nutritionals, to a patient through an infusion line inserted into the circulatory system.  Infusion systems are differentiated based on a number of characteristics including size, weight, number of delivery channels, programmability, and mechanism of infusion, cost and equipment service.  Recently, embedded software that helps prevent medication errors has become a significant differentiating feature.

The infusion systems sold in the markets in which we compete consist of single and multi–channel infusion pumps and disposable administration sets.  Large volume pumps are volumetric devices that regulate flow by electronically measuring a specific volume of a fluid.  These pumps administer precise, volumetrically measured quantities of fluids over a wide range of infusion rates by using positive pressure to overcome the resistance of the infusion tubing and the back pressure generated by the patient’s circulatory system.  Syringe pumps operate by gradually depressing the plunger on a standard disposable syringe, thereby delivering a more concentrated dose of medication at a very precise rate of accuracy.  Disposable pumps are single use products designed for use primarily in alternate-site settings.  Disposable administration sets act as the interface between the pump and the patient.  They consist of plastic tubing and pump interfaces and are either dedicated (designed and manufactured for use only with a particular pump) or non-dedicated (usable with various pumps of one or more manufacturers), or for IV procedures when pumps are not used.

The total addressable worldwide infusion therapy market is estimated to exceed $1 billion annually, approximately $600 million of which represents the current U.S. market.  The U.S. hospital market consists of over 5,000 hospitals with a total of over 950,000 beds.  Within this market, cost containment measures imposed and proposed by federal and state regulators and private payers, combined with increased utilization review and case management, have led to greater financial pressure on hospitals.  In response to these cost-containment pressures, most hospitals in the United States participate in group purchasing organizations (GPOs).  GPOs typically enter into exclusive purchase commitments with one or two providers of infusion systems and/or patient monitoring products for a three to seven year term.  We have long-term contracts with most major GPOs in the United States.  In addition, we have long-term supply contracts with the U.S. Federal government and other U.S. governmental entities.  Nearly 80% of our U.S. sales are covered by such GPO and government contracts.  The existence of GPOs limits the pricing flexibility of manufacturers of medical products, including ALARIS.

The alternate-site market encompasses all healthcare provided outside the hospital and comprises primarily home healthcare, freestanding clinics, skilled nursing facilities and long-term care facilities.  Growth in this market is primarily attributable to advances in technology that have facilitated the provision of care outside of the hospital, an increased number of illnesses and diseases considered to be treatable with home infusion therapy and increased acceptance by the medical community of, and patient preference for, non-hospital treatment.

The International infusion systems market is much more regionalized and fragmented than the U.S. market.  We believe that the International infusion therapy market, which includes infusion pumps, controllers and disposable intravenous sets, is in excess of $500 million annually.  Unlike the U.S. market, syringe pumps represent a significant share of total infusion pump placements in the International market.  We expect the trend toward utilization of syringe pumps to continue internationally as hospitals favor the use of syringe pumps for administering pharmaceuticals and nutritionals to patients in higher concentrations and the associated lower cost.  The majority of revenues in the International market are derived from hospitals, while the alternate-site market is in a developmental stage.

Over the past several years, the healthcare community, particularly in the U.S., has increasingly focused on patient and caregiver safety involving intravenous therapy and use of needles in hospitals.  Since the release of the Institute of Medicine Report in 1999 stating that more than 50,000 people die annually in the United States from medical errors, there has been a growing emphasis on preventing errors in the delivery of healthcare.  A large percentage of the most costly medical errors in the United States are medication errors related to powerful drugs that are delivered, or infused, directly into a patient’s vein.  A study published in 2002 in the Archives of Internal Medicine entitled, “Medication Errors Observed in 36 Health Care Facilities,” found that medication errors occur in nearly 1 of every 5 doses given to patients in the typical U.S. hospital.

As treatment regimens have become more complex and as the critically ill constitute an increasing percentage of hospital patients, the average hospital patient now requires a greater number of intravenous lines and more potent therapeutics, thereby creating a greater need for technologically–advanced infusion systems.  As the reliance on intravenous therapy and the potency of the drugs administered have increased in recent years, the need for precise administration and monitoring of intravenous fluids has risen significantly and the incidence of costly intravenous medication errors has become a significant concern.  According to a 1995 Journal of American Medical Association article, 51.4% of hospital medication errors are administration errors.  In addition, research by David M. Bates, M.D. of Brigham and Women’s Hospital in Boston, Massachusetts, has shown that a significant portion of preventable hospital medication errors that cause harm are associated with intravenous administration of drugs.

Reducing errors at the point of administration is the most immediately available, cost-effective solution to reducing harm from medication errors.  We have pioneered the first and most comprehensive solution to dramatically reduce IV medication errors with our proprietary IV-infusion safety net, the Guardrails safety software.  The Guardrails safety software helps protect patients from infusion programming errors by allowing hospitals to configure care-specific profiles with pre-defined drug dose limits and other parameters to meet the particular needs of multiple patient care areas within the hospital.

In addition to concerns about intravenous medication errors, there is increasing pressure by regulatory agencies in the United States, such as the Occupational Safety and Health Administration, or OSHA, and the United States Food and Drug Administration, or FDA, as well as some states, for more stringent control of needles in hospitals to reduce the risk to healthcare workers and patients associated with the transmission of blood–borne diseases.  OSHA requires hospitals to put in place systems to reduce the potential for accidental needlesticks and the FDA recommends using needle-free systems or protected needle systems to replace hypodermic needles for accessing intravenous lines.  Health care workers suffer from an estimated 590,000 needlestick injuries each year resulting in 35 U.S. workers per year contracting HIV and an additional 2,400 infected with the hepatitis B and C annually.  Federal OSHA data suggests the cost of needlestick treatment to be $1.3 billion to $2.3 billion, according to the Service Employees International Union (1998).

The U.S. “Needlestick Safety and Prevention Act” is intended to increase protection for health care workers against needlestick injuries by requiring that health care facilities implement the use of “safer medical devices” to minimize accidental needlesticks.  The legislation requires that frontline workers be involved in the evaluation, selection and implementation of new safety devices.  Our SmartSite Needle-Free System has a proven track record among clinicians and health care workers, with over 1,330 acute care hospitals nationwide utilizing the SmartSite Needle-Free technology, which helps protect against risks associated with accidental needlesticks.  We also offer disposable administration sets with safety features designed to prevent the unregulated flow of fluids into a patient’s blood stream.

Patient monitoring instruments are used to measure temperature, pulse, blood pressure, and other vital signs.  Instruments sold in this market have varying levels of technological sophistication and are used in a variety of diagnostic and healthcare settings.  Our patient monitoring products compete in discrete market niches, each with different competitive dynamics.  We operate primarily in two patient monitoring products markets: hospital thermometry systems and stand–alone, non-invasive, multi–parameter instruments.

Products and Services

We manufacture and market medication safety systems, single and multi-channel infusion pumps and dedicated and non-dedicated disposable administration sets, many of which feature our proprietary SmartSite Needle-Free System, for use with infusion applications.  Our Medley Medication Safety System, with its proprietary Guardrails safety software, represents the next generation of “smart” medication safety technology at the point of care.  This system permits integration of administration, monitoring and clinical best practice guidelines from a single platform.  Our infusion pumps include large volume infusion pumps such as the Gemini series, Signature Edition Family, MedSystem III, Asena GW, and syringe infusion pumps such as P1000, P3000, PCAM, P6000, P7000 and Asena GS, GH and CC, which are sold primarily in Western Europe, and disposable pumps such as the ReadyMED for use in the alternate-site setting.  Our large volume infusion pumps usually require the use of higher margin dedicated disposable administration sets.  We also sell non-dedicated disposable administration sets, including several needleless devices, for use in many infusion applications.  We also manufacture and market hospital thermometry instruments and related disposable probe covers, and stand-alone, non-invasive, multi-parameter instruments which measure and monitor a combination of temperature, pulse and blood pressure and other vital signs.  Aside from our extensive range of medication safety and IV pump products and systems, we offer a comprehensive group of value—added services and programs, including hardware and software technical services, clinical education, implementation services, pharmacy facilitation of database development and software maintenance programs.

ALARIS Infusion Systems

We offer a wide variety of infusion systems designed to meet the varying price and technological requirements of our diverse worldwide customer base.  For the year ended December 31, 2002, our infusion systems sales (pumps, software licenses and disposable administration sets) were $404.9 million, representing 88.0% of total sales.  Of this amount, infusion pumps (including related software licenses) and disposables accounted for $123.9 million and $281.0 million of total sales during that period, respectively.  Disposable administration sets for 2002 for the North America and International business units were $197.3 million and $83.7 million, respectively.

Our infusion systems include the following:

The Medley Medication Safety System, a computer at the point of care.  Several years ago, we and our customers identified the need for an integrated technology platform that could redefine the accuracy and safety of drug infusion instruments, while simultaneously improving documentation and capital asset utilization.  We responded with the Medley System, the first patient care system of its kind approved for use in the United States.  The Medley System is a modular medical technology platform that utilizes a point-of-care computer to integrate infusion, patient monitoring and an institution’s clinical best practice guidelines to achieve optimal outcomes.  We shipped the first Medley System in May 2001 and we implemented full market release in January 2002.

The Medley System offers several key advantages over traditional infusion instruments:

•                         The Guardrails safety software is designed for the prevention of IV medication errors.  In effect, the Guardrails safety software provides an automatic safety net for infusion programming at the critical point of IV infusion delivery to the patient.  The Guardrails safety software functions in our “smart” intravenous infusion devices as a computerized “brain” that performs a “test of reasonableness” at programming an IV infusion.  The Guardrails Software alerts the clinician that a dose is outside the pre-established dosage limits for that medication, thus helping to prevent a wrong dose from being administered to the patient.

•                         Modular medical technology gives an institution an expandable, integrated system to improve patient care.  The building blocks of the Medley System consist of a Point of Care Unit for programming, one or more infusion pumps or other modules and related dedicated disposables.  The first module approved for use with the Medley System was the large volume pump, which can be configured, as needed, as a one to four channel infusion device.  Unlike traditional infusion pumps which are sold with a fixed number of channels (one to four), each of the Medley System modules represents a single channel which can be added to other modules to address particular needs in a hospital setting.

•                         Advanced programming capabilities allow product line extension, such as the Medley Pulse Oximetry Module, which was launched in late 2001, and the Medley Syringe Pump Module, which we plan to introduce in 2003.  We are also in the process of developing data management functionality and a patient–controlled analgesia (PCA) module.

•                         Improved hospital capital asset utilization enabling a hospital to add to a Medley Point of Care Unit only those modules and number of lines needed for a particular patient’s care.  Therefore, rather than investing in fixed numbers of single and multi–channel pumps, a hospital can purchase a number of the Medley System modules which can be used with any of its Medley Point of Care Units.  Additionally, standardized interfaces for multiple modules allow for easier training of healthcare staff.

•                         The Guardrails Continuous Quality Improvement (CQI) Standard Package allows a hospital to access and download the archived Guardrails Alerts from the Medley Point of Care Unit.  The resultant data files are stored within the Guardrails CQI relational database and provide query and reporting capabilities for the Guardrails safety software.  This PC-based application provides the hospital with a basic standard reporting package that can then be utilized in the medication administration and quality improvement process to monitor events outside best practice guidelines.

With the Medley System, our customers are able to tailor the treatment to the patient, which should reduce the cost of care, improve patient outcomes, assure compliance with customer–established clinical practice guidelines and promote “best practice” standards of medical treatment.

Large Volume Pumps.  We sell various single channel and multi–channel large volume infusion pumps in North America and other markets where medical practice requires large amounts of hydration during infusion therapy.  A single channel pump has only one fluid delivery line to the patient, while a multi–channel pump has two or more fluid delivery lines.  Our large volume pumps service only a single patient and are used in both the general care and critical care settings.  We also offer large volume pumps for alternate-site and hospital ambulatory use.  Generally, when a patient requires more than one fluid delivery line, purchasing a multi–channel pump is more cost efficient than purchasing an equivalent number of single channel pumps.  A large volume pump module is also available for the Medley System.

Our selection of large volume infusion pumps includes:

•                         The Signature Edition Gold Infusion System line, a versatile, user-friendly line of infusion pumps, which includes a single channel and dual channel pump and incorporates intuitive user interface and advanced software capabilities, is designed for use primarily in hospitals.  This line contains the following innovative features:  a patented AccuSlide flow regulator, designed to minimize unregulated flow of fluids into a patient’s blood stream; precision flow capability, designed to improve flow continuity and minimize hemodynamic changes; and Advanced Infusion Management (AIM), designed to provide unique early warning assessment tools for enhanced intravenous site management.  Other standard features include an easy-to-use drug library, which permits dose and/or rate calculation; a multi-step feature, which allows the clinicians to pre-program up to nine steps for drug delivery; and a patented “learn–teach” communication link capability for biomedical engineers.

In the fourth quarter of 2002, we expanded the market for our Guardrails safety software by making it available to existing and new customers of the Signature Edition Gold Infusion System.  As with our Medley System, the Guardrails safety software provides an automatic safety net for infusion device programming by concentrating on medication error-prevention at the critical point of intravenous delivery to the patient.  Institutions which choose this option can configure unique care-specific profiles with pre-defined drug dose limits and other delivery parameters to meet the particular needs of multiple patient care areas.

•                         The Gemini Series, which consists of single, dual and four channel pumps, is based on a flexible hardware and software technology platform and is designed for use in all hospital settings.  This technology platform has enabled us over time to offer incremental feature enhancements based on evolving customer needs.  The Gemini series currently offers the following features:  the Flo-Stop mechanism which is designed to minimize unregulated flow of fluids into a patient’s bloodstream; independent channel operation; ability to switch from pump to controller mode without changing the disposable administration set; programmability to automatically taper-up and taper-down infusion rates to facilitate delivery of complex drug-dosing regimens; capability to operate in either micro mode (0.1 to 99.9 mL/hr) for use with neonatal patients, among others, or macro mode (1 to 999 mL/hr) for use with adult patients; drug dose calculation; pressure monitoring; pressure history and volume/time dosing; and nuisance alarm (alarms with no clinical significance) reduction.

•                         The MedSystem III instrument is a compact, lightweight, programmable, three channel infusion pump used primarily in the critical care market and patient transport applications.  The MedSystem III device is one of the smallest, most versatile and most technologically advanced multi–channel pumps currently on the market.

•                         The Asena GW instrument is a small, lightweight single channel pump for nutritional and hydration therapy.  It is intended to be used as part of the Asena patient care system and as such can be mounted into the ALARIS Dedicated Docking Station (ALARIS DDS) or the ALARIS Intelligent Docking Station (ALARIS IDS).

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

Syringe Pumps.  We also sell a broad range of syringe infusion pumps which are used primarily in neonatal care, oncology, anesthesia and critical care.  Syringe pumps deliver a smaller amount of fluid in more concentrated amounts, and are used where medical practice does not require large levels of hydration in connection with infusion therapy.  While syringe pumps represent a relatively small portion of the industry installed base in the U.S. market, they are widely used in Western Europe, where they constitute approximately 60% of the infusion pump market.  Syringe pumps are more widely used in Western Europe because of the general practice of administering medications in smaller volumes of fluid.  We believe that we are one of the two largest suppliers of syringe pumps in Western Europe. We believe we hold a number one or number two installed base market share in eight of the nine western European countries in which we sell directly to end customers. In addition, we believe that we have a number one or number two installed base market share in Australia, Canada, New Zealand and South Africa.

Our selection of syringe pumps includes:

•                         The Asena family of syringe pumps, the introduction of which was begun in the third quarter of 1999, is a family of compact, lightweight, high-featured pumps with modular mounting and communications capability.  In the fourth quarter of 2001, we introduced the Asena patient care system, which combines the ALARIS DDS, the Asena syringe pump and the Asena GW large volume pump.  In 2002, we added the ALARIS IDS which adds certain communication capabilities to the ALARIS DDS.  The docking stations feature a versatile mounting system, known as a medical device interface, which allows a syringe pump to be mounted to a pole, a Draeger bar, the ALARIS DDS or ALARIS IDS without adapters.

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

Ambulatory Pumps.  We also offer the ReadyMED ambulatory infusion pump for alternate-site and hospital ambulatory use.  The ReadyMED infusion pump is a compact, lightweight and disposable pump used in the intravenous administration of antibiotics in the alternate-site market, offering several key advantages over traditional systems.  Traditional systems are gravity driven and require a patient to use a small intravenous bag and tubing set that must remain on an intravenous solution pole during infusion, thereby restricting the patient’s movement.  In contrast, our ReadyMED pump uses positive pressure and thereby allows the patient to carry the device in a pocket or wear it on a belt.  We sell the ReadyMED pump through our alternate-site sales force and distribution network in the United States.

Disposable Administration Sets and Needle-Free Access Products.  Our intravenous infusion systems require the use of disposable administration sets, which represent a significant portion of our sales.  For the year ended December 31, 2002, we sold 112.4 million disposable administration sets, representing sales of $281.0 million, or 61.1% of total sales.  Sales of disposable administration sets for the year ended December 31, 2002 for the North American and International business units were $197.3 million and $83.7 million, respectively.  With the exception of certain models of the Asena GW family, all of our current large volume infusion pumps use only dedicated disposable administration sets, designed and manufactured by or for us for that particular pump.  We manufacture and sell dedicated and non-dedicated disposable administration sets for use with our infusion pump systems.  We generate a predictable and recurring revenue stream from sales of our higher margin, dedicated, as well as non-dedicated, disposable administration sets and components to customers using our systems.

Our needle-free products are designed to permit access to disposable administration sets without the use of needles.  The SmartSite Needle-Free System allows health care institutions to comply with the “Needlestick Safety and Prevention Act,” signed into Federal Law in November 2000, and addresses health care workers’ safety concerns by allowing them to access IV lines without needles.  Our disposable administration sets utilizing our SmartSite Needle-Free System offer a fully integrated, cost-effective design, which eliminates the need for separate caps and additional cannula components.  These safety features help reduce the risk to healthcare providers of accidental needlesticks, which can result in the transmission of diseases, such as AIDS and hepatitis C.  Our introduction of the SmartSite needle-free system has provided us with an opportunity to compete aggressively in the gravity extension set segment of the market with innovative, cost-effective, needle-free gravity sets.

These safety features continue to provide our customers with the latest cost-effective technology for our installed base of infusion pumps.  Our needle-free access products have received strong interest from customers and provide us with an opportunity for incremental revenues.

ALARIS Patient Monitoring Products

We operate primarily in two patient monitoring product markets:  hospital thermometry systems and related disposables and stand alone, non-invasive, multi–parameter instruments.  These products are widely used in hospital and alternate-site settings.  For the year ended December 31, 2002, sales of our patient monitoring instruments and related dedicated disposables were approximately $31.7 million or 6.9% of total sales.  Patient monitoring sales for North America and International for the year ended December 31, 2002 were $26.2 million and $5.5 million, respectively.

Thermometry Systems.  We are a leader in hospital thermometry systems, which consist of thermometers and disposable probe covers, and maintain a strong market position in the United States.  Our large installed base of hospital thermometry instruments allows us to generate predictable and recurring revenues from sales of our related dedicated disposable probe covers, which are the only probe covers which can be used with our thermometry instruments.  For the year ended December 31, 2002, we sold over 577 million dedicated disposable probe covers.

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

Other Patient Monitoring Products.  We also sell stand–alone, non-invasive, multi–parameter patient monitoring products which measure a combination of pulse, pulse–oximetry, temperature and blood pressure.

Since 1997, the VITAL•CHECK Vital Signs Monitor series has been marketed in U.S. and Canadian hospitals under a private label agreement with its manufacturer.  The VITAL•CHECK 4400 series; marketed in the United States through an exclusive license agreement, measures non-invasive blood pressure, pulse oximetry, pulse and temperature. In August 2001, we released the VITAL•CHECK 4500 Vital Signs Monitor series (successor to the VITAL•CHECK 4200 series) with non-invasive blood pressure, heart rate and temperature monitoring features.  Both monitor series utilize our IVAC thermometer technology.

Customer Service

We provide repair service for our products at certain of our facilities around the world or on-site at our customers’ facilities and elsewhere through third–party contractors.  Customers may elect to enter into service agreements or to receive service on a time-and-materials basis.  We also train customers as to the use of our products and maintain a technical support help-line to answer customers’ questions.  We believe that the availability of such service helps maintain strong customer relations.  Repair and other services represented approximately 5% of our sales for the year ended December 31, 2002.

Marketing and Sales

We have historically focused our sales efforts on the hospital market, which is still our primary market.  We also sell to the alternate-site market, which includes home healthcare, freestanding clinics, skilled nursing facilities and long-term care facilities.  Our sales strategy emphasizes increasing instrument placements and the number of units installed in order to increase sales of our proprietary disposable administration sets and probe covers.  Sales representatives work closely with on-site primary decision–makers, which include physicians, pharmacists, nurses, materials managers, biomedical staff and administrators.  We have over 5,000 hospital customers worldwide and sell our products through a combined direct sales force consisting of over 200 salespersons and through more than 100 distributors.  No single hospital customer is material to our business or operations.  The International unit utilizes product distributors in areas where we do not have a direct sales force.  Distributor sales accounted for 16.8% of International sales for the year ended December 31, 2002.

Our domestic marketing efforts are supported by a staff of nurses and pharmacists who consult with customers and provide ongoing clinical support in the evaluation, installation and use of our products.  We believe our sales force in the United States and internationally play a vital role in the effective introduction of new products.

We have infusion device and patient monitoring product contracts with GPOs in the United States, the U.S. federal government and other governmental entities, including the following:

Name	Drug Infusion	Thermometry	Needle-Free
	(Year in which contract expires)
AmeriNet, Inc.	2003	2003	2003
Healthtrust Purchasing Group, L.P. (f/k/a Columbia/ HCA Healthcare)	—	2004	—
Med Assets HSCA, Inc. (f/k/a HSCA, In-Source & Shared Services)	2005	2005	2005
Managed Health Care Associates, Inc. (f/k/a MedEcon).	2003	2003	2003
Novation, LLC (VHA Inc.)	2005	—	2005
Premier Purchasing Partners, L.P.	2004*	2005	2004*
Magnet, Inc.	2003	2003	2003
Tenet Health Systems Medical, Inc. (Owned Facilities)	2007	—	2007
Broadlane, Inc. (f/k/a Tenet Health Systems Medical, Inc. (Non-Owned Facilities)	2004	—	2004
U.S. Government/Federal Supplies Schedule	2006	2006	2006

* On February 7, 2003, we submitted a contract renewal proposal at the request of Premier Purchasing Partners, LP.

Manufacturing

Our products are manufactured at plants in San Diego, California; Creedmoor, North Carolina; Tijuana, Mexico; and Basingstoke, England.  The San Diego, California facility is the primary manufacturing facility for infusion pumps and patient monitoring instruments.  The service operation for installed infusion pumps and patient monitoring instruments is also located in this facility.  The Creedmoor, North Carolina facility manufactures automated sub-assemblies used in our disposable products and is a distribution center for disposable finished products.  The Tijuana, Mexico facilities assemble a majority of the disposable products distributed in North America, and the Basingstoke, England facility manufactures syringe pumps and large volume pumps distributed to the International market.  Disposable products for International markets are currently supported through our Tijuana, Mexico and Creedmoor, North Carolina facilities, and a number of foreign manufacturers.

We have established procedures and other controls designed to ensure that manufactured and purchased parts products perform as expected by our customer.  We also have in place a system designed to ensure timely and effective corrective and preventative action to manage non-conformities reported by customers or detected within our operations.

We purchase raw materials worldwide in the ordinary course of business from numerous suppliers.  The vast majority of these materials are generally available, and although we have not experienced any material delays in obtaining these materials we have, on occasion, experienced temporary delays for certain materials due to supplier shortages.  In some situations, we have long-term supply contracts, although we purchase a significant amount of our requirements of certain raw materials by purchase order.

Research and Development

We believe that a well-targeted research and development program constitutes an essential part of our activities and is an integral part of our business.  We are actively engaged in research and development programs to develop and improve products.  These activities are performed in the United

States and, to a lesser extent, in the UnitedKingdom.  For the year ended December 31, 2002, we expended approximately $30.4 million on in-house research and development.  Substantially all of such amount was dedicated to the development of new products.

Patents, Trademarks and Other Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents, trademarks and copyrights or are effectively maintained as trade secrets.  Accordingly, we rely heavily on patented and other proprietary technology to maintain our competitive position.  We seek to protect our proprietary rights in a manner that balances the costs of such protection against obtaining the greatest value for the company.

Our policy is to file patent applications in the U.S. and foreign countries in order to protect technology, inventions and improvements to inventions that are commercially important to our business.  As of December 31, 2002, we held more than 230 patents in the United States and a comparable number of patents in foreign countries, mainly in Europe, Canada, Japan and Australia.

We sell our products under various trademarks.  We register those trademarks, in the U.S. and foreign countries, which we believe to be of sufficient importance to our business.  In addition, we seek copyright protection for the software and other original works we use in many of our products.  We also rely on trade secrets, unpatented know-how and continuing technological advancement to maintain our competitive position and seek protection, in part, through confidentiality and proprietary information agreements.

We operate in an industry susceptible to significant patent legal claims.  At any given time, we are generally involved, either as a plaintiff or defendant, in one or more patent infringement actions.  Patent litigation can result in significant payments or result in injunctions that can prevent the sale of products.  During 2002, we were involved in one patent infringement lawsuit.  (See Item 3.  “Legal Proceedings,” for information about that lawsuit.)

Competition

We face substantial competition in all of our markets.  Some of our competitors have greater financial, research and development and marketing resources than we have.  We estimate that our infusion pumps represent approximately 32% of the installed base of large volume infusion channels in the United States, with Baxter International, Inc., Abbott Laboratories, Inc. and B. Braun Medical, Inc., representing approximately 33%, 26% and 6% of such channels, respectively.  Our principal competitors in the United States offer volume discounts based on bundled purchases of a broader range of medical equipment, pharmaceuticals and supplies than we sell, including infusion systems and intravenous solutions used with such systems.  In the International market, our largest infusion system competitors include Graseby Medical Limited, Fresenius Medical Care AG and B. Braun Melsungen AG.  The patient monitoring products market is fragmented by product type.  Our key competitors in the North American market include Welch Allyn, Inc. and Sherwood–Davis & Geck in electronic and infrared thermometers, respectively.

One of our business strategies is to be recognized as the leader in intravenous medication safety solutions by developing or licensing technologically superior products, thereby providing customers with demonstrably superior clinical value through better capital asset utilization and better patient outcomes.  We expect that this approach will improve our competitive position, as we believe that the competitive factors that are most important in our markets are quality of products and services, technological innovation and the value proposition of improving patient outcomes while reducing overall costs associated with patient care.

Government Regulation

Product Regulation.           Our medical devices are subject to extensive regulation by numerous federal, state and other government agencies, both within and outside the U.S.  In the U.S., the federal agencies that regulate our facilities, operations, personnel and products include the Food and Drug Administration (FDA), the Environmental Protection Agency, the Occupational Health and Safety Administration, the Customs Service, the Department of Commerce, the Treasury Department and others.  State agencies also regulate our facilities, operations, personnel and products.  Government agencies outside the U.S. also regulate public health, product manufacturing, environmental conditions, employment, export, customs and other aspects of our global operations.  To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices.

Unless exempt, the FDA classifies medical devices into three classes based on the regulatory control deemed necessary by the FDA to reasonably ensure safety and effectiveness (from lowest to highest level of regulatory control).  Our medical devices are Class II medical devices.  The three classes are:

•                  Class I:  Subject to general controls, which include:  company registration; device listing; manufacturing devices in accordance with the FDA’s Good Manufacturing Practices Quality System Regulation (which cover quality management and organization, device design, buildings, equipment, purchase and handling of components, production and process controls, packaging and labeling control, device evaluation, distribution, installation, complaint handling, servicing and records); labeling devices in accordance with FDA labeling regulations; and submission of a 510(k) premarket notification before marketing a device.

•                  Class II:  Subject to general controls (described in Class I above) and special controls.  Special controls may include special labeling requirements, mandatory performance standards and post-market surveillance.

•                  Class III:  Subject to premarket approval, which includes filing a premarket approval application (PMA) requiring the independent demonstration that the new medical device is safe and effective, typically by collecting human clinical data for the medical device.

Unless otherwise exempt, we must obtain marketing clearance under the 510(k) premarket notification process before a new device can be marketed in the U.S.  A 510(k) premarket notification is a marketing application submitted to the FDA to demonstrate that the medical device is safe and as effective as, or substantially equivalent to, a legally marketed device that was or is currently on the U.S. market.  In this process, we must submit data that supports our equivalence claim.  We must receive clearance from the FDA finding substantial equivalence before we can commercially distribute the new medical device.  Not all modifications to approved medical devices require a 510(k) submission.  Modifications that affect the intended use or significantly affect safety or effectiveness require a 510(k) submission.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations.  The FDA has the ability to review design and manufacturing practices, labeling and recordkeeping for medical devices, manufacturers’ required reports of adverse experience and other information to identify potential problems with marketed medical devices.  If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of such devices and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.  The FDA may also enjoin and restrain certain violations of applicable law pertaining to medical devices or initiate action for criminal prosecution of such violations.  The FDA also administers certain controls over the export of medical devices from the U.S.

We export some of our products to countries outside the U.S.  International sales of our medical devices which have not received FDA approval are subject to the FDA’s export requirements.  Failure to comply with FDA’s export requirements could have a serious adverse effect on our ability to export such products.  In addition, each foreign country where we export our medical devices subjects those devices to its own regulatory and import requirements.

Our products are subject to varying degrees of government regulation in the foreign countries in which we have operations, ranging from stringent design, testing, manufacturing, approval requirements and post-approval requirements to simple registration of our products.  However, as a general matter, foreign regulatory requirements for medical devices are becoming increasingly stringent.  In the European Union, a single regulatory approval process has been created and approval is represented by the CE Mark.  The European Union does not require medical device companies to comply with ISO 9001 in order to obtain a CE mark.  Instead, we have several compliance options, including having our devices tested or having a quality system designed to comply with the quality system standard of our choice.  However, since many of our customers (hospitals, clinics, doctors, etc.) have historically wanted to know that they are buying medical devices from a manufacturer that has an ISO 9001 certified quality system, we, like most medical device manufacturers, often choose to use ISO standards to obtain a CE mark.

The process of obtaining regulatory clearance to distribute medical products can be costly and time consuming in virtually all of the major markets where we sell medical devices.  We cannot assure that any new medical devices we develop will obtain necessary clearance in a timely or cost-effective manner.

Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies and managed care arrangements, continue in many countries where we do business, including the U.S.  These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices.  Government programs, including Medicare and Medicaid, private healthcare insurance and managed care plans have attempted to control costs by limiting the reimbursement levels for particular procedures or treatments.  This has created an increasing level of price sensitivity among our customers.  Some third-party payers must also approve coverage for new or innovative devices before they will reimburse healthcare providers using those medical devices.  Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payers.  Although we believe we are well-positioned to respond to changes resulting from the worldwide trend toward cost containment as a result of our manufacturing efficiencies and cost controls, uncertainty as to the nature of any future legislation or changes makes it difficult for us to predict the potential impact of these trends on future operating results.

Anti-Remuneration Laws.  The sale of our products is subject to the anti-remuneration or “anti-kickback” provisions of the Social Security Act of 1935, as amended, which prohibit knowingly and willfully offering, paying, soliciting or receiving any remuneration, whether directly or indirectly, in return for purchasing or ordering items or services, or patient referrals to providers of services, for which payment may be made in whole or in part by Medicare, Medicaid or other federally funded healthcare programs.  Violations of the statute are punishable by civil and criminal penalties and the exclusion of the provider from future participation in federally funded healthcare programs.  The Social Security Act contains exceptions to these prohibitions for, among other things, properly reported discounts, and payments of certain administrative fees to GPOs.  Because we sell some of our products to customers at prices below list price, we are engaged in giving discounts within the meaning of the Social Security Act. We also pay administrative fees to certain purchasing agents within the meaning of the Social Security Act.  We believe that our discounts and arrangements with purchasing agents are in compliance with applicable legal requirements.  Nevertheless, we cannot assure you that a court or regulatory body will agree with our interpretation.

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

Environmental Regulation.  We are also subject to various environmental laws and regulations, both within and outside the U.S.  Like other medical device companies, our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes.  While it is difficult to quantify the potential impact of compliance with environmental protection laws, we believe that we are in material compliance with current environmental standards and that continued compliance will not have a material impact on our financial position, results of operations or liquidity.

Employees

As of January 31, 2003, we employed 2,899 people, including 908 in the United States.

Executive Officers of the Registrant

David L. Schlotterbeck, age 55, has served as a member of our Board and as President and Chief Executive Officer of ALARIS Medical and ALARIS Medical Systems since November 1, 1999.  From April 1999 to November 1999, Mr. Schlotterbeck served as President and Chief Operating Officer of the Company and ALARIS Medical Systems.  From 1997 to March 1998, Mr. Schlotterbeck served as President and Chief Operating Officer of Pacific Scientific Company, an international manufacturer of motion control, process measurement and safety products that was formerly traded on the New York Stock Exchange.  In March 1988, Pacific Scientific Company was acquired by Danaher Corporation.  From 1995 to 1997, Mr. Schlotterbeck served as President and Chief Executive Officer of Vitalcom, Inc., a medical network manufacturer.  From 1991 to 1994, Mr. Schlotterbeck served as Executive Vice President and Chief Operating Officer of Nellcor, Inc., a medical device manufacturer subsequently acquired by Mallinckrodt, Inc.  Mr. Schlotterbeck is a graduate of the General Motors Institute with a B.S. in electrical engineering.  He holds an M.S. in electrical engineering from Purdue University and completed the Executive Institute at Stanford University in 1984.

William C. Bopp, age 59, has served as Senior Vice President and Chief Financial Officer of the Company and ALARIS Medical Systems since November 1, 1999.  From March 1999 to November 1999, Mr. Bopp served as Vice President, Chief Financial Officer and Treasurer of the Company and ALARIS Medical Systems.  From 1995 to 1999, Mr. Bopp served as Executive Vice President, Chief Financial Officer and a member of the board of directors of C.R. Bard, Inc., a $1.2 billion developer, manufacturer and marketer of healthcare products, including vascular, urological and oncological and interventional products.  From 1980 to 1995, Mr. Bopp held positions of increasing responsibility with Bard.  Mr. Bopp is a graduate of Harvard College and holds an MBA, Finance, from the Harvard Business School.

Frederic Denerolle, age 43, has served as the Vice President and General Manager of the International Business Unit of ALARIS Medical Systems since January 2001.  From 1996 to 2001, Mr. Denerolle was Executive Vice President of the Infusion Technology Division of Fresenius Vial.  Prior thereto, Mr. Denerolle held positions of increasing responsibility with Becton Dickinson, including General Manager of its Infusion System business from 1994 and 1996.  Mr. Denerolle is a graduate in Business Administration from Ecole Supérieure de Commerce de Nantes.

Sally M. Grigoriev, age 44, has served as the Vice President of Operations of ALARIS Medical Systems since December 2000.  From January 1995 to December 2000, Ms. Grigoriev served as the Vice President of Quality and Regulatory Affairs for ALARIS Medical Systems.  Prior to joining IVAC Medical Systems in January 1995, she served as the Vice President of Quality and Regulatory Affairs at U.S. Medical Instruments, Inc. and Block Medical, Inc. respectively.  While at Block Medical, Ms. Grigoriev established and implemented Block Medical’s quality and regulatory systems.  From 1982 to 1990, Ms. Grigoriev held various management positions in operations and quality assurance at IMED Corporation.  Ms. Grigoriev holds a B.S. degree, Chemical Engineering, from the University of California, Santa Barbara.

Robert F. Mathews, age 39, has served as Vice President of Finance and Treasurer of ALARIS Medical and ALARIS Medical Systems since February 2002.  From January 2001 to February 2002, he served as Vice President of Finance and Corporate Controller, and from July 1996 to January 2001, he served as Corporate Controller of ALARIS Medical and ALARIS Medical Systems.  From 1987 to 1996, Mr. Mathews held various positions of increasing responsibility with PriceWaterhouse, LLP, including Senior Manager, Business Advisory Services.  Mr. Mathews is a certified public accountant and holds a B.S. degree in business administration from San Diego State University.

William H. Murphy, age 50, has served as Vice President of Quality and Regulatory Affairs of ALARIS Medical Systems since December 2000.  Mr. Murphy joined ALARIS Medical Systems in February 2000 as Director of Regulatory Affairs.  From 1996 to 1999, Mr. Murphy served as Director of Regulatory Compliance of Nellcor Puritan Bennett Inc., which has subsequently been acquired by Mallinckrodt, Inc.  Previously, Mr. Murphy provided private consulting services in the area of regulatory compliance, quality system development and process validation.  Mr. Murphy holds a B.S. degree from Augusta College.

Stuart E. Rickerson, age 54, has served as Vice President, General Counsel and Secretary of ALARIS Medical and ALARIS Medical Systems since July 2001.  In 1995, Mr. Rickerson founded Golden Triangle Ltd., a legal management consulting firm, and served as its General Counsel until joining ALARIS Medical.  From 1991 to 1995, he was Vice President, General Counsel and Secretary of Keene Corporation and served as a member of its board of directors from 1991 to 1996.  Previously, Mr. Rickerson served as Associate General Counsel of Philip Morris, Inc.; Vice President, General Counsel and Secretary of Cardiac Pacemakers, Inc., then a subsidiary of Eli Lilly and Company and now part of Guidant Corporation; and in several legal and management positions of increasing responsibility with Eli Lilly and Company.  Mr. Rickerson is a graduate of Princeton University and holds a J.D. from Georgetown University.

Jake St. Philip, age 50, has served as Vice President and General Manager, North America of ALARIS Medical Systems since July 1998.  From November 1996 to July 1998, he served as Vice President of Sales, North America of ALARIS Medical Systems.  From June 1994 to November 1996, Mr. St. Philip served as Vice President of Sales, North America of IVAC Medical Systems.  From 1981 to June 1994, Mr. St. Philip held various sales and marketing positions with IVAC Medical Systems.  Previously, he held various sales positions of increasing responsibility with Johnson & Johnson and M&M/Mars.  Mr. St. Philip holds a B.S. degree in Marketing from the University of New Orleans and completed the Executive Program at Stanford University in 1999.

ITEM 2.  PROPERTIES

We own or lease the following properties which are material to our operations:

Location	Approximate Square Footage	Purpose	Leased or Owned	Lease Expiration Date
San Diego, California	160,000	Executive offices/Research & Development	Leased	2006
San Diego, California	83,000	Manufacturing of instruments	Leased	2005
San Diego, California	6,000	Warehouse and distribution	Leased	2004
Creedmoor, North Carolina	120,000	Manufacturing of disposable sets	Owned	N/A
Tijuana, Mexico	41,000	Manufacturing of disposable products	Leased	2003
Tijuana, Mexico	49,000	Manufacturing of disposable products	Leased	Open-ended term(1)
Basingstoke, England	43,000	International headquarters and manufacturing of instruments	Leased	2012(2)

(1)                                  Cancelable by ALARIS upon 180 days notice.

(2)                                  Lease contains the option for the Company to terminate in 2007.

ITEM 3.  LEGAL PROCEEDINGS

On December 5, 2000, we filed a lawsuit in the United States District Court for the Southern District of California against Filtertek, Inc., seeking a declaration that our needle-free system does not infringe a Filtertek patent relating to a Filtertek needle-free device as well as seeking unspecified damages and equitable relief from Filtertek, for infringement of a patent relating to a needle-free system licensed to us on an exclusive basis by Medex, Inc.  On March 9, 2001, Filtertek filed a lawsuit in the United States District Court for the Northern District of Illinois seeking unspecified damages and equitable relief from us claiming that our needle-free system infringes the Filtertek patent as well as seeking a declaration, against Medex only, that Filtertek’s needle-free device does not infringe the needle-free system patent licensed to us by Medex.  We subsequently withdrew our claim for damages and equitable relief relating to the Medex patent.  As a result of motions made by the parties, the California action was transferred to the Illinois court.  The Court-appointed Special Master conducted a claims construction hearing and provided the Court with recommendations on how the single claim of the Filtertek patent at issue should be construed, which the Court has since adopted.

We believe that we have meritorious defenses to all of Filtertek’s claims and we intend to defend ourselves vigorously.  We have offered to submit to mediation or arbitration to expedite the resolution of this case, but the parties have not reached agreement to do so.  On November 15, 2002, we moved for a summary adjudication of the claims.  If that does not resolve all claims, we will press for a prompt trial of the remaining claims.  We cannot assure you that our defenses will defeat all of Filtertek’s claims and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are also involved in a number of legal proceedings arising in the ordinary course of our business, none of which is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.  (See note 15 to the consolidated financial statements.)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

ALARIS Medical Systems is a wholly-owned subsidiary of Holdings.  There is no established public trading market for ALARIS Medical Systems’ common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data of ALARIS Medical Systems and its consolidated subsidiaries at December 31, 2002, 2001, 2000, 1999 and 1998, and for the years then ended, have been derived from the audited financial statements of ALARIS Medical Systems and its consolidated subsidiaries, including the consolidated balance sheet at December 31, 2002 and 2001 and the related consolidated statement of operations for the three-year period ended December 31, 2002 and notes thereto which appear elsewhere herein.  Beginning January 1, 2002, in accordance with new accounting standards, goodwill and certain other intangibles are no longer amortized.  As required by Statement of Financial Accounting Standards No. 142, prior years’ data in the following tables has not been restated and, therefore, contains amortization expense that is not included in current year information.  Certain prior period amounts have been reclassified to conform to current period presentation.  (See notes 1, 2 and 4 to the consolidated financial statements.)

	Year Ended December 31,
	2002	2001	2000(1)	1999(1)	1998 (1)
	(dollars in thousands)

Statement of Operations Data:
Sales	$460,333	$412,795	$378,948	$389,927	$373,795
Cost of sales	232,989	211,601	202,964	199,923	186,077

Gross profit	227,344	201,194	175,984	190,004	187,718

Total operating expenses (2)	(158,602)	(161,152)	(138,849)	(141,472)	(136,184)

Interest income from sales-type capital leases (3)	4,345	5,141	5,095	4,425	4,599

Income from operations	73,087	45,183	42,230	52,957	56,133
Interest income	1,048	1,979	1,313	1,373	1,129
Interest expense	(39,529)	(41,650)	(41,543)	(39,903)	(41,767)
Other, net	(1,050)	(3,959)	(140)	(1,668)	(1,116)
Income from continuing operations before income taxes and extraordinary item	33,556	1,553	1,860	12,759	14,379

Provision for income taxes	13,201	3,223	3,200	7,600	8,400

Income (loss) from continuing operations before extraordinary item	20,355	(1,670)	(1,340)	5,159	5,979

Discontinued operations:
Income (loss) from discontinued operations (net of tax) (4)	—	270	(1,308)	(23,627)	(25,178)
Gain on disposal of discontinued operations (net of tax) (4)	—	3,737	1,839	—	—
Income (loss) before extraordinary item	20,355	2,337	(809)	(18,468)	(19,199)

Extraordinary item: loss on debt extinguishment (net of tax)	—	(443)	—	—	—

Net income (loss)	$20,355	$1,894	$(809)	$(18,468)	$(19,199)

	December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$68,483	$50,826	$30,618	$23,539	$29,468
Working capital	168,056	145,994	118,814	127,943	148,144
Total assets	568,515	566,392	564,456	600,726	644,377
Short-term debt (5)	—	—	19,871	13,769	15,423
Long-term debt (5)	350,000	350,000	344,905	382,678	399,623
Net debt (5)	281,517	299,174	334,158	372,908	385,578
Stockholder’s equity	100,882	93,127	95,056	101,121	123,118

(1)             Since the fourth quarter of 2000, we have been required to classify shipping and handling revenues in sales.  These revenues were previously recorded in selling and marketing expense, netted against the related cost.  We have included such amounts in sales for the years ended December 31, 2002, 2001 and 2000 and have conformed 1999 and 1998 statement of operations data to the current period presentation.  (See note 1 to the consolidated financial statements.)

(2)             Operating expenses for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 include restructuring, integration and other non-recurring items of $(585), $6,889, $7,048, $2,887 and $139, respectively.  Additionally, in 1998 we recorded $5,534 of purchased in-process research and development.

(3)             Interest income from sales-type capital leases consists of interest income associated with contracts or agreements pursuant to which customers acquire our products under agreements accounted for as sales-type capital leases.

(4)             During the third quarter of 2000, we sold the assets and certain liabilities of our Instromedix® division which had been acquired in 1998 to Card Guard Technologies, Inc.  For the year ended December 31, 2001, income from discontinued operations is $270 (net of $180 of tax expense).  Losses of $1,308, $23,627 and $25,178 from discontinued operations for the years ended December 31, 2000, 1999 and 1998 are net of applicable income tax benefits of $872, $4,200 and $1,000, respectively.  Results from discontinued operations for 1999 include a pretax charge of $19,200 resulting from the write-off of goodwill and other intangible assets and approximately $4,600 in integration charges.  Results from discontinued operations in 1998 include a charge of $22,800 related to acquired in-process research and development.  A gain on disposal of $1,839 (net of applicable income tax expense of $1,226) was recorded in the third quarter of 2000.  In the first quarter of 2001, we completed our obligations related to the Instromedix sale, resulting in the recognition of an additional gain on disposal of $3,737 (net of applicable income tax expense of $2,492).  (See note 4 to the consolidated financial statements.)

(5)             On July 28, 1998, ALARIS Medical completed the sale of $109,892 of 11-1/8% Senior Discount Notes due 2008 (“Senior Discount Notes”), receiving net proceeds of $106,321.  A portion of the net proceeds of the sale of the Senior Discount Notes was also used to repay certain borrowings under ALARIS Medical Systems’ bank credit facility (the “Credit Facility”).  In October 2001, ALARIS Medical Systems completed a private offering of $170,000 of 11-5/8% Senior Secured Notes due 2006 (“Senior Secured Notes”).  ALARIS Medical Systems used the proceeds from the offering, along with existing cash of approximately $10,000, to repay all amounts under the Credit Facility and to repurchase $20,000 aggregate principal amount of ALARIS Medical Systems’ 9-3/4% Senior Subordinated Notes due 2006.  Net debt is defined as total debt less cash and cash equivalents.  (See note 6 to the consolidated financial statements.)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements of ALARIS Medical Systems and the related notes thereto included elsewhere in this Annual Report.  Certain prior period amounts have been reclassified to conform to current period presentation.  (See notes 1, 2 and 4 to the consolidated financial statements.)

Overview

We develop and provide practical solutions for Medication Safety at the Point of Care.  We design, manufacture and market intravenous (IV) medication delivery and infusion therapy devices, needle-free disposables and related monitoring equipment in the United States and internationally.  Our proprietary Guardrails safety software, our other “smart” technologies and our “smart” services help to reduce the risks and costs of medication errors, help to safeguard patients and clinicians and also gather and record clinical information for review, analysis and transcription.  Our intravenous infusion systems are used to deliver to patients one or more fluids, primarily pharmaceuticals or nutritionals, and consist of medication safety systems, single and multi–channel large volume infusion pumps, syringe pumps and dedicated and non-dedicated disposable administration sets.

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

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates.  The estimates, judgments and assumptions used in the preparation of our financial statements affect the reported amounts of revenues, costs and expenses, assets, liabilities and related disclosure of contingent amounts.  Our estimates are based on historical experience and various judgments and assumptions we believe are appropriate.  However, the inherent nature of estimates is that actual results will likely be different from the estimates made.

We believe that the following critical accounting policies require use of significant assumptions, judgments and estimates.  The use of different assumptions, judgments or estimates could have a material effect on the reported amounts of revenue, costs and expenses, assets and liabilities and the related disclosure of contingent amounts in our financial statements.

Inventory is carried at the lower of cost or market value – If we determine that our inventory requires a reduction in value to bring its basis to the lower of cost or market value, we record an inventory valuation allowance.  Establishing the allowance needed to comply with this policy requires assessment of market conditions and future demand for products as well as estimates as to market value of inventory.  Estimates of market value require assessment of the impact of technological changes and estimates of salvage values if products or components are judged obsolete.  Any future changes in the estimated inventory valuation allowance could have a material adverse impact on our financial condition and results of operations.

Estimated cost of field corrective actions – We establish reserves for estimated costs to complete field corrective actions when decisions are made or mandated to make such repairs.  As of December 31, 2002, we do not believe we have significant cost remaining to complete any known field corrective actions, including those classified as FDA recalls.  Historically, we have had several field corrective actions and the costs incurred related to these activities were significant.  These costs included labor and materials, as well as travel and lodging for repair technicians.  Estimates of the costs to complete these activities were often quite difficult to determine due to uncertainty surrounding how many affected units were still in service and how many units customers would fix without our assistance.

Estimated allowance for uncollectible accounts receivable – We establish reserves for bad debts based on historical collection experiences within the various markets in which we operate, number of days the accounts are past due and any specific information that we become aware of such as bankruptcy or liquidity issues of customers.   Any future changes in the estimated allowance for uncollectible accounts receivable could have a material adverse impact on our financial condition and results of operations.

Carrying value of intangible assets – Under generally accepted accounting principles, we are required to write-down our intangible assets if such assets are determined to be impaired.  Under current accounting standards, an impairment of an intangible asset is considered to have occurred when the estimated undiscounted future cash flows related to the assets are less than the carrying value of the assets.  Estimates of future cash flows involve consideration of numerous factors, depending upon the specific asset being assessed.  With respect to intangible assets, relevant factors include estimates of future market growth rates, product acceptance and lifecycles, selling prices and volumes, responses by competitors, manufacturing costs and assumptions as to other operating expenses.  Beginning in 2002, we adopted a new accounting standard related to goodwill and other intangible assets.  (See note 2 to the consolidated financial statements.)

Intangible assets with finite lives are amortized over their useful lives; intangible assets with indefinite lives are not amortized.  Upon adoption of the standard in the first quarter of 2002, we determined that the intangible asset related to the “IVAC” trade name has an indefinite life and therefore, we ceased amortization of this intangible asset.  The indefinite life determination for this intangible asset was based on the evidence that no legal, regulatory, contractual, competitive, economic or other factors limited its useful life.  Although we cannot envision changes in the industry, technological or regulatory environment that would limit the useful life of the asset, there is no assurance that such changes will not take place.  Any future changes that would limit the useful life of this asset could have a material adverse impact on our financial condition and results of operations as amortization expense would be required to be recognized.

Valuation allowance for deferred tax assets – We record a valuation allowance to reduce deferred income tax assets to the amount that is more likely than not to be realized.  Assessment of the realization of deferred income tax assets requires that estimates and assumptions be made as to taxable income of future periods.  Projection of future period earnings is inherently difficult as it involves consideration of numerous factors such as our overall strategies and estimates of future market growth rates, new product development and acceptance, product lifecycles, selling prices and volumes, responses by competitors, manufacturing costs and assumptions as to operating expenses and other industry specific and macro and micro economic factors.  In addition, consideration is also given to ongoing and constantly evolving global tax laws and our own tax minimization strategies.  Any future changes in the estimated valuation allowance for deferred tax assets could have a material adverse impact on our financial condition and results of operations.

Results of Operations

The following table sets forth, for the periods indicated selected financial information expressed as a percentage of sales.  Beginning January 1, 2002, in accordance with new accounting standards, goodwill and certain other intangibles are no longer amortized.  As required by Statement of Financial Accounting Standards No. 142, prior year’s data in the following table has not been restated and, therefore, contains amortization expense that is not included in current year information.  (See note 2 to the consolidated financial statements.)

	Year Ended December 31,
	2002	2001	2000
	(% of sales)	(% of sales)	(% of sales)

Sales	100.0%	100.0%	100.0%
Cost of sales	50.6	51.3	53.6

Gross margin	49.4	48.7	46.4

Selling and marketing expenses	19.2	19.3	19.1
General and administrative expenses	8.7	11.4	10.0
Research and development expenses	6.6	6.6	5.7
Restructuring and other non-recurring items	(.1)	1.7	1.9
Interest income from sales-type capital leases	(.9)	(1.2)	(1.4)

Income from operations	15.9	10.9	11.1
Interest income	.2	.5	.3
Interest expense	(8.6)	(10.1)	(11.0)
Other, net	(.2)	(.9)	—

Income from continuing operations before income taxes	7.3	.4	.4
Provision for income taxes	2.9	.8	.8

Income (loss) from continuing operations	4.4	(.4)	(.4)

Loss from discontinued operations (net of tax)	—	—	(.3)
Gain on disposal of business (net of tax)	—	1.0	.5
Total income from discontinued operations	—	1.0	.2

Debt extinguishment loss (net of tax)	—	(.1)	—

Net income (loss)	4.4%	.5%	(.2% )

Our sales results are reported consistent with our two geographical business units:  North America and International.  The following table summarizes sales to customers by each geographical business unit.

Year Ended December 31,

2002

2001

2000

(in millions)

North America business unit

Infusion instruments	$79.8	$63.6	$53.5
Dedicated disposables	139.1	131.3	128.9
Other disposables and service	72.6	62.5	50.5
Subtotal	291.5	257.4	232.9

Patient monitoring products	26.2	28.2	27.0
North America business unit total	$317.7	$285.6	$259.9

International business unit

Infusion instruments	$44.1	$38.0	$35.6
Dedicated disposables	73.2	68.5	65.6
Other disposables and service	19.8	15.5	13.7
Subtotal	137.1	122.0	114.9

Patient monitoring products	5.5	5.2	4.1
International business unit total	$142.6	$127.2	$119.0

ALARIS Medical Systems, Inc. total	$460.3	$412.8	$378.9

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Sales.  For the year ended December 31, 2002, sales were $460.3 million, an increase of $47.5 million, or 12% (10% in constant currency) over the prior year.  Higher volumes of both drug infusion instruments and disposable administration sets in North America resulted in an increase in revenues of $32.1 million, or 11%, over the prior year.  The increase in infusion instruments was primarily due to sales of our proprietary Guardrails safety software, primarily in the Medley Medication Safety System.  We believe the increase in dedicated disposables was due to an increase in our installed base of infusion devices.  The increase in other disposables and service was due to approximately $11.0 million in additional sales of SmartSite non-dedicated disposables.  The increases in drug infusion products in North America were partially offset by lower volumes of patient monitoring instruments and disposables compared with the prior year.  International sales increased $15.4 million, or 12% (7% in constant currency), due to higher volumes and revenues of non-dedicated disposable administration sets, large volume pumps and syringe pumps compared with the prior year.  The increase in large volume pump sales for the International business is primarily attributed to the Asena GW, a new product launched in late 2001.

Gross Profit.  Gross profit increased $26.2 million, or 13%, during 2002 compared with 2001 due to higher sales and an increase in gross margin percentage.  The gross margin percentage increased to 49.4% in 2002 from 48.7% in 2001.  In both North America and International, the improved margin percentage was due to increased volume and our continuing cost reduction efforts. International margins also benefited from a weaker U.S. dollar.

Selling and Marketing Expenses.  Selling and marketing expenses increased $8.5 million, or 11%, during the year ended December 31, 2002, compared with the same period in 2001 as a result of higher sales volume, as well as higher selling and marketing costs related to increased personnel and related activities supporting the North America launch of the Medley Medication Safety System.  Also contributing to this increase were higher marketing expenses related to the creation of new product strategies.  These increases were partially offset by reductions in our distribution costs over the prior year by consolidating contracted distribution facilities, simplifying processes in our supply chain and optimizing freight channels.  As a percentage of sales, selling and marketing expenses decreased to 19.2% for 2002 from 19.3% for 2001.

General and Administrative Expenses.  General and administrative expenses decreased $6.9 million, or 15%, during 2002 compared with 2001.  As a percentage of sales, general and administrative expense decreased to 8.7% during 2002 compared with 11.4% for 2001.  This decrease was primarily due to a $9.2 million reduction in amortization expense resulting from our adoption of new accounting requirements effective January 1, 2002, under which our goodwill and certain other amortization expense ceased.  Had these accounting requirements been in effect during 2001, general and administrative expense for such period would have been 9.2% of sales.  Increases in 2002 general and administrative expenses included $1.8 million for our business process reengineering project, which we established to implement efficiencies throughout our administrative operations and to design a new enterprise-wide information system.  These additional expenditures were generally offset by lower bonus expense during 2002 compared with 2001.

Research and Development Expenses.  Research and development expenses increased approximately $3.3 million, or 12%, during 2002 compared with 2001.  The increase was due to spending associated with new product development primarily related to our medication safety strategy.  This higher spending included increased salaries, benefits and consulting costs.  As a percentage of sales, spending on research and development was 6.6% for 2002, consistent with 2001.

Restructuring and Other Non-Recurring Items.  During the first quarter of 2002, we recorded a non-recurring benefit of $1.1 million for an insurance settlement.  The settlement related to damages and losses incurred at one of our disposable products manufacturing plants in Mexico in 1993 as a result of flooding.  The contingency related to the insurance settlement was resolved in the first quarter of 2002, when we received proceeds of $1.0 million during the quarter and notification of an additional payment due of $.1 million, which we received during April 2002.

Also during the first quarter of 2002, we initiated a plan to restructure our technical services operations in Central Europe.  In this connection, we recorded a charge of $.5 million which included $.4 million for severance costs for 21 positions affected by the relocation of the German operation and $.1 million related to lease termination.  As of December 31, 2002, all severance payments had been made to the identified employees.

During 2001, we recorded a charge of $3.4 million for restructuring and other non-recurring activities.  These activities were related to streamlining of operations in the North America business unit and resulted in the elimination of 71 positions.  The restructuring and other non-recurring charges were composed of severance and related benefits of $2.6 million and consulting fees of $.8 million.  We also incurred non-recurring charges of $3.5 million in 2001 related to obtaining an amendment to the Credit Facility.  The charges related to legal, advisory and other consultant expenses incurred by ALARIS and our lenders, which we were required to pay.

Income from Operations.  Income from operations increased $27.9 million, or 62%, during 2002 compared with 2001 primarily due to an increase in gross profit and lower amortization expense.

Interest Income.  Interest income decreased $.9 million, or 47%, due to lower interest rates earned on cash balances in 2002 compared with 2001.

Interest Expense.  Interest expense decreased $2.1 million, or 5%, from 2001.  This decrease resulted from lower overall interest rates on our outstanding indebtedness due to the replacement of ALARIS Medical Systems’ bank credit facility with the Senior Secured Notes in October 2001.

Other, net.  Other, net decreased $2.9 million during 2002 compared with 2001.  Our foreign currency transaction losses decreased $2.7 million in the current year and were partially offset by an increase in cost of $.8 million related to our hedging program.  During 2001, we received $.5 million of other income relating to the sale of a trade name which was not repeated in 2002.  Also in 2001, we terminated our interest rate swap agreement in association with the repayment of our bank credit facility, resulting in a pre-tax charge of $1.6 million.

Discontinued Operations.  During the third quarter of 2000, we sold our Instromedix division to Card Guard Technologies, Inc. (Card Guard).  The agreement with Card Guard provided that we would assist the buyer in setting up a fully independent headquarters and manufacturing facility.  During the first quarter of 2001, we completed our obligations related to the agreement and recorded a gain of $3.7 million, net of taxes.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Sales.  For the year ended December 31, 2001, sales were $412.8 million, an increase of $33.9 million, or 9% (11% in constant currency) over the prior year.  North America sales increased $25.8 million, or 10%, and International sales increased $8.1 million or 7% (13% in constant currency) compared with the prior year.  The increase in sales was primarily due to worldwide increased volumes of both drug infusion instruments and disposable administration sets.  Additionally, worldwide sales of patient monitoring instruments increased $3.1 million over the prior year.

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

Selling and Marketing Expenses.  Selling and marketing expenses increased $7.7 million, or 11%, during 2001 compared with 2000 due to higher sales volume, which resulted in increases in sales compensation and distribution costs and to increased selling and marketing expense related to activities supporting the North American launch of the Medley Medication Safety System.  These increases were partially offset by lower spending on worldwide sales meetings in 2001 versus 2000.  As a percentage of sales, selling and marketing expenses increased to 19.3% for 2001 from 19.1% for 2000.

General and Administrative Expenses.  General and administrative expenses increased $9.3 million, or 25%, during 2001 compared with 2000.  As a percentage of sales, general and administrative expense increased to 11.4% during 2001 compared with 10.0% for 2000.  The increase was due to higher costs for employee benefits, legal, insurance, consulting and information technology expenses.  The higher benefit costs included higher bonus accruals based on the success of our turnaround.  Approximately $3.5 million of these bonuses were not repeated in fiscal year 2002.  Goodwill and certain other intangible asset amortization expense of approximately $9.2 million was included in general and administration expense in 2001 and 2000.

Research and Development Expenses.  Research and development expenses increased approximately $5.5 million, or 25%, during 2001 compared with 2000.  The increase was due to spending associated with new product development primarily related to our product safety strategy.  This higher spending included increased salaries, benefits and consulting costs and was consistent with our strategic plans to increase the level of investment in our new product pipeline.  As a percentage of sales, spending on research and development increased to 6.6% for 2001, compared with 5.7% for 2000.

Restructuring and Other Non-Recurring Items.  During 2001, we recorded a charge of $3.4 million for restructuring and other non-recurring activities.  These activities were related to streamlining of operations in the North America business unit and resulted in the elimination of 71 positions.  The restructuring and other non-recurring charges were composed of severance and related benefits of $2.6 million and consulting fees of $.8 million.  During 2001, we determined that certain costs related to the restructuring for 2001 would be lower than originally estimated.  Based on this information, we adjusted the restructuring accrual by $.3 million.  We incurred an additional non-recurring consulting charge related to such activities during the fourth quarter, which totaled approximately $.3 million.

We also incurred non-recurring charges of $3.5 million in 2001 related to obtaining an amendment to the Credit Facility.  The charges relate to legal, advisory and other consultant expenses incurred by ALARIS and our lenders, which we were required to pay.

The restructuring and non-recurring costs of $7.0 million in 2000 were related to activities that involved the manufacturing facilities in Creedmoor, North Carolina, Basingstoke, England and San Diego, California.

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

Other, net.  Other expense increased $3.8 million during 2001 compared with 2000.  In October 2001, we terminated our interest rate swap agreement in association with the repayment of our bank credit facility, resulting in a pre-tax charge of $1.6 million.  During 2000, we received payments of $2.8 million as a result of a favorable resolution of two trade name disputes.  We did not receive comparable payments in 2001.

Discontinued Operations.  During the third quarter of 2000, we sold our Instromedix division to Card Guard.  The agreement with Card Guard provided that we would assist the buyer in setting up a fully independent headquarters and manufacturing facility.  During 2001, we completed our obligations related to the agreement and recorded a net gain on disposal of $3.7 million, net of taxes.  Also during 2001, we assessed additional reserves related to the discontinued business and determined the contingency was no longer probable.  This change in estimate resulted in the release of a reserve of $.5 million ($.3 million net of tax).  During 2000, the loss from discontinued operations for the Instromedix division was $1.3 million, net of taxes.  Gain on sale of Instromedix recorded during 2000 was $1.8 million, net of taxes.

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

Liquidity and Capital Resources

We expect to continue to meet our short-term liquidity needs, including capital expenditure requirements, with cash flow from operations and cash on hand.  We will continue to use our funds primarily for operating expenses, including planned expenditures for new research and development programs, capital expenditures and scheduled interest payments on outstanding indebtedness.  Additionally, we anticipate using a portion of these funds to purchase some of our long-term debt from time to time in open market or privately negotiated transactions to the extent that the indentures governing such indebtedness permit us to do so.

At December 31, 2002, we had $350.0 million combined outstanding indebtedness composed of $170.0 million of 11-5/8% senior secured notes due 2006 (“Senior Secured Notes”), which were issued on October 16, 2001 and $180.0 million of 9-3/4% senior subordinated notes due 2006 (“Senior Subordinated Notes”).  The Senior Secured Notes bear interest at 11-5/8%, payable semi-annually in arrears on June 1 and December 1, with all principal due at maturity on December 1, 2006.  The Senior Subordinated Notes bear interest at 9-3/4%, payable semi-annually in arrears on June 1 and December 1, with all principal due at maturity on December 1, 2006.

Holdings also had outstanding at December 31, 2002, $177.5 million accreted amount of its 11-1/8% Senior Discount Notes due 2008 (“Senior Discount Notes”).

The Senior Discount Notes accrete to $189.0 million principal amount on August 1, 2003.  Prior thereto, interest accruing on the Senior Discount Notes is added to the outstanding principal balance through July 31, 2003.  Interest on the Senior Discount Notes accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004.  The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permit ALARIS Medical Systems to make distributions, or “restricted payments,” to ALARIS Medical if at the time of the restricted payment, ALARIS Medical Systems satisfies the two conditions described in the following paragraphs.  Additionally, payments to ALARIS Medical to fund up to $1.5 million annually in ALARIS Medical operating or capital expenditures are defined as restricted payments but do not require meeting these conditions.  Based on its operating results for the year ended December 31, 2002, ALARIS Medical Systems met the two required conditions to make restricted payments for the first time in the first quarter of 2003.

The first condition which must be satisfied prior to making a restricted payment is that at the time of the distribution, ALARIS Medical Systems must have a Fixed Charge Coverage Ratio (as calculated in accordance with the indentures as described below) of at least 2.5 to 1 calculated for the four complete calendar quarters preceding the distribution as though the distribution had been made at the beginning of such period.  The Fixed Charge Coverage Ratio is determined by dividing ALARIS Medical Systems’ Consolidated EBITDA (as defined in the indentures) by its Consolidated Interest Expense (as defined in the indentures).  Based on ALARIS Medical Systems’ interest expense for the year ended December 31, 2002, the actual amount of interest expense included in the calculation of the Fixed Charge Coverage Ratio was approximately $38.8 million.  As a result, the minimum required Consolidated EBITDA to meet the ratio for the year ended December 31, 2002 was approximately $96.9 million while the actual Consolidated EBITDA was approximately $97.6 million.  Assuming no future changes to the amount or terms of currently outstanding debt of ALARIS Medical Systems, approximately $96.9 million represents the minimum required Consolidated EBITDA for future four quarter calculations of the Fixed Charge Coverage Ratio.

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

Consolidated EBITDA, per the indentures, as calculated for the year ended December 31, 2002 reconciled to ALARIS Medical Systems’ consolidated net income was as follows:

Year Ended December 31, 2002
(dollars in thousands)

ALARIS Medical Systems’ consolidated net income, as reported	$20,355
Provision for income taxes	13,201
Interest expense	39,529
Depreciation and amortization	23,958
Non-cash items	1,152
Less: non-recurring gain	(1,125)
Extraordinary/non-recurring items	540
Consolidated EBITDA, per indentures	$97,610

The second condition which must be satisfied prior to making a restricted payment is that the distribution, together with certain other restricted payments previously made, may not exceed a sum determined by reference to ALARIS Medical Systems’ cumulative Consolidated Net Income (as defined in the indentures) for the period since January 1, 1997 and cash capital contributions received after such date, less restricted payments made.  This condition provides that the Consolidated Net Income of ALARIS Medical Systems will be added to the amount available each quarter until such time as historical net losses of ($23.9 million through December 31, 2002) are exhausted.  Subsequent to such time, 50% of future ALARIS Medical Systems’ net income will be added to the amount available.  At December 31, 2002, the amount available for future restricted payments was $30.8 million.

The following represents the changes in the amount available for Restricted Payments pursuant to the ALARIS Medical Systems’ indentures:

	1997 through 2000	Full Year 2001	Full Year 2002
	(dollars in thousands)
Available for Restricted Payments – beginning of period	$—	$28,850	$28,176
ALARIS Medical Systems’ net (loss) / income for the period (1)	(45,504)	1,894	19,680

Restricted Payments (2)

Dividends to ALARIS Medical for operating expenses	(4,228)	(1,210)	(1,452)
Interest payment on Convertible Debentures	(4,684)	(1,171)	(585)
Due from ALARIS Medical, Inc.	—	—	(170)
Fund unrestricted subsidiary to purchase Convertible Debentures	—	(187)	(14,813)

Cash capital contributions received by ALARIS Medical Systems	83,266	—	—
Available for Restricted Payments – end of period	$28,850	$28,176	$30,836
Change in Net Loss:
Cumulative net loss – beginning of period	$—	$(45,504)	$(43,610)
ALARIS Medical Systems’ net (loss) / income for the period	(45,504)	1,894	19,680
Cumulative net loss – end of period	$(45,504)	$(43,610)	$(23,930)

(1)       The amount of net income included in determining the amount available for restricted payments is based on the “Net Income” definition per the indentures and is different from the net income reported in accordance with generally accepted accounting principles.

(2)  The indentures allow certain “restricted payments” to be made without meeting the Fixed Charge Coverage Ratio.

The preceding description of the provisions of the indentures which govern restricted payments, including the defined terms, is a summary only and is qualified in its entirety by the text of the indentures, which ALARIS Medical and ALARIS Medical Systems have previously filed with the Securities and Exchange Commission.  (See Item 15. “Exhibits, Financial Statement Schedules and Reports on Form 8-K.”)

As described above, for the year ended December 31, 2002, ALARIS Medical Systems met the requirements under its debt agreements to make a restricted payment in the first quarter of 2003.  As a result, in February 2003, ALARIS Medical Systems made distributions to ALARIS Medical in the amount of $30.8 million.  ALARIS Medical used a portion of such distributions to repurchase in a private transaction $25.0 million face amount of the Senior Discount Notes at a total cost of $25.0 million representing a premium of $1.2 million or 4.7% over the then accreted carrying value.  Such premium, along with a write-off of unamortized debt issue cost related to the purchased amount of debt will be recorded as a charge of $1.5 million (approximately $1.0 million after tax) in the Company’s first quarter 2003 operating results.

Due to the February 2003 Senior Discount Note repurchase and principal reduction discussed in the previous paragraph, semi-annual interest payments on these notes will be reduced from the originally scheduled $10.5 million to $9.1 million and ALARIS Medical’s consolidated projected interest expense for 2003 will be reduced by $2.3 million ($2.8 million on an annualized basis).  After receiving restricted payments from ALARIS Medical Systems in February 2003, and after purchasing the $25 million of

Senior Discount Notes, ALARIS Medical, Inc., on a stand alone basis, had a cash balance of approximately $8.2 million.  Based on projected 2003 first quarter earnings, we anticipate that in the second quarter of 2003, ALARIS Medical Systems will meet the required tests to make additional restricted payments to ALARIS Medical.  As a result, management anticipates that in the second quarter of 2003, ALARIS Medical, Inc. will have cash available sufficient to meet the first scheduled semi-annual interest payment, due February 1, 2004, on the Senior Discount Notes.

Although there can be no assurances that ALARIS Medical Systems will meet the required tests to make future restricted payments, based on projected ALARIS Medical Systems net income and Consolidated EBITDA, we believe that ALARIS Medical Systems will continue to meet the required Fixed Charge Coverage Ratio and, through its generation of net income, increase the amount available for restricted payments in each successive calendar quarter.  As a result, management plans to continue to make quarterly restricted payments from ALARIS Medical Systems to ALARIS Medical to the extent of the amount available to do so under the indentures and subject to cash availability.  Management currently plans to use such payments from ALARIS Medical Systems either for interest payments on the Senior Discount Notes or for periodic repurchases by ALARIS Medical of additional Senior Discount Notes to the extent such Senior Discount Notes are available for sale at prices which ALARIS Medical is willing to pay.

Additionally, the Company intends to seek a credit line of up to $20 million for ALARIS Medical Systems during 2003.  Having such a credit line in place would allow ALARIS Medical Systems the operating flexibility to use its cash balances, in excess of that available to distribute to ALARIS Medical, to make open market purchases of Senior Secured Notes.  Additionally, such line of credit could be used as a source of liquidity if other cash needs are identified.  Given the current market prices of the Senior Secured Notes, such repurchases would be at a premium to the book value of the debt, resulting in losses on retirement.  However, due to the resulting elimination of future interest expense on any retired debt, management currently believes this could be a prudent use of ALARIS Medical Systems’ available cash.  Management does not plan to draw on the potential line of credit to fund such repurchases.

ALARIS Medical’s Convertible Debentures were retired at their scheduled maturity on January 15, 2002.  The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permitted ALARIS Medical Systems to use $15 million of its cash on hand to invest in a wholly owned unrestricted subsidiary.  ALARIS Medical Systems made such investment and the unrestricted subsidiary used a portion of the proceeds of such investment to acquire $.2 million Convertible Debentures in the open market in 2001.  In 2002, the remaining $14.8 million was loaned to ALARIS Medical, which used the proceeds of such loan and proceeds from the exercise of stock options to retire the Convertible Debentures.  A portion of the stock option exercise proceeds resulted from the exercise by some of our executive officers of stock options.  In connection with the exercise, three of our executive officers received interest-bearing, short-term loans, aggregating $.6 million, from ALARIS Medical Systems.  These loans were subsequently repaid in full.  ALARIS Medical was entitled to require such executive officers to exercise such options in order to provide ALARIS Medical with sufficient funds to retire the Convertible Debentures.  Such options were granted to these executive officers in anticipation of ALARIS Medical’s need to require such exercise in order to complete the retirement of the Convertible Debentures.  (See note 6 to the consolidated financial statements.)

ALARIS Medical Systems is required over the next twelve months (through December 31, 2003) to make interest payments on the Senior Secured Notes in the amount of $19.8 million ($9.9 million in June of 2003 and $9.9 million in December of 2003) and interest payments on the Senior Subordinated Notes in the amount of $17.6 million ($8.8 million in June of 2003 and $8.8 million in December of 2003).  On January 15, 2002, ALARIS Medical made its final interest payment on the Convertible Debentures of $.6 million.

Although we have no further principal amortization requirements until the maturity of the Senior Secured Notes and the Senior Subordinated Notes in December 2006, management is monitoring the capital markets for opportunities to improve our capital structure prior to such time.

The indenture governing the Senior Secured Notes permits ALARIS Medical Systems to use any proceeds of an ALARIS Medical equity offering which are contributed to ALARIS Medical Systems to redeem up to 35% in aggregate principal amount of Senior Secured Notes, prior to December 1, 2003, at a redemption price equal to 111.625% of the principal amount thereof plus accrued and unpaid interest.  Proceeds of an equity offering which are contributed to ALARIS Medical Systems would increase the amount available to ALARIS Medical Systems (under the indentures governing both the Senior Secured Notes and the Senior Subordinated Notes) to make restricted payments.  Such contributed proceeds could be used by ALARIS Medical Systems to purchase Senior Secured Notes.  Any offering proceeds not so contributed could be used by ALARIS Medical to purchase Senior Discount Notes.  Beginning August 1, 2003, the Senior Discount Notes are also callable at 105.563%, with the call price decreasing each subsequent August 1.

We anticipate that we will refinance our remaining debt structure prior to December 2006 since we believe that it is unlikely that ALARIS Medical Systems will generate sufficient cash flow from operations to repay the remaining Senior Secured Notes and Senior Subordinated Notes at maturity in 2006 and to permit it to make distributions to ALARIS Medical to enable it to repay the remaining Senior Discount Notes at maturity in 2008.  Such refinancing may involve an offering of debt securities of ALARIS Medical Systems or ALARIS Medical, or both, an offering of equity securities of ALARIS Medical to reduce the level of indebtedness of ALARIS Medical Systems or ALARIS Medical, or both, or a combination of any of the foregoing.  The ability of ALARIS Medical Systems or ALARIS Medical, or both, to obtain such debt or equity financing will be dependent upon many factors, including overall financial market and economic conditions and our operating performance and expectations at such time.

Should ALARIS Medical Systems not repay its indebtedness at maturity in 2006, should ALARIS Medical not repay the Senior Discount Notes in 2008, or should ALARIS Medical Systems not be able to continue to make distributions to ALARIS Medical in order to permit ALARIS Medical to make cash interest payments on the Senior Discount Notes, these events could have a material adverse effect on our business, financial condition and results of operations and could result in a default by ALARIS Medical, ALARIS Medical Systems, or both, and possible acceleration of all or a portion of such indebtedness, unless ALARIS Medical, ALARIS Medical Systems, or both, could refinance such indebtedness or obtain the required funds from other sources.

In response to customer requests to finance their payments related to equipment purchases over time, we have identified an unrelated third party financing company to assist our customers in such area.  Approximately $16 million in 2000 and 2001 and $27 million in 2002, of drug infusion equipment sales to North American customers have been financed by this third party.  If such third party financing source were no longer available to our customers, it could require us to find another party or to finance such customer purchases and require use of our cash.  Additionally, our operating results could also be affected, as it is possible that customers could look to make their purchases from our competitors who might be able to finance such purchases at a lower cost of funds.

In December 2002, the Company filed for a tax accounting change with the Internal Revenue Service (“IRS”) seeking approval of a more favorable income tax treatment for certain sales to third party distributors.  The Company anticipates this tax accounting change will be approved by the IRS, and, accordingly has reflected the benefit as a reduction in its estimated current income tax liability for 2002.  This change resulted in an $8 million cash tax savings in 2002 with an anticipated refund for income taxes previously paid in 2002 of an additional $4 million.  This change does not impact the amount of the income tax expense included in the 2002 Consolidated Statement of Operations.  Although management anticipates obtaining the requested approval from the IRS during 2003, there can be no assurances that the IRS will approve the Company’s request.  Should the tax treatment not be approved by the IRS, the Company would be required to make tax payments, which it would have otherwise been able to defer indefinitely, of approximately $12 million plus interest.

As identified in the consolidated statement of cash flows, net cash provided by operating activities for year ended December 31, 2002 was $53.5 million compared with $56.8 million provided by operating activities in 2001.  Net cash used in investing activities for the years ended December 31, 2002 and 2001 was $34.4 million and $11.9 million, respectively.  Net cash used in investing activities for the year ended December 31, 2001 included $8.1 million of net proceeds from the sale of a discontinued operation.  Cash used in investing activities also includes $18.1 million and $17.5 million in net capital expenditures for the years ended December 31, 2002 and 2001, respectively.  We anticipate making capital expenditures of approximately $30 million in 2003.  Net cash used in financing activities for the years ended December 31, 2002 and 2001 was $2.0 million and $24.4 million, respectively, and was primarily composed of principal payments on long-term debt.  During 2002, federal, state and foreign taxes paid (net of refunds), related to continuing operations were $7.4 million.

During 2002, we made cash payments of $.4 million for restructuring and other non-recurring activities initiated in 2002.  These activities related to restructuring our technical services operations in Central Europe, which resulted in the elimination of 21 positions and $.5 million charge to the income statement.  Cash payments related to the activities were for severance cost of the positions affected by the relocation of the German operation.

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

The following schedule summarizes our contractual obligations and commitments to make future payments as of December 31, 2002:

	Contractual Obligations & Commitments
	(dollars in millions)

Payments Due by Period	Long-term Debt	Operating Leases	Interest Payments	Total

2003	$—	$6.4	$37.3	$43.7
2004	—	6.0	37.3	43.3
2005	—	5.9	37.3	43.2
2006	350.0	2.0	37.3	389.3
2007	—	1.4	—	1.4
Thereafter	—	5.4	—	5.4

Total Contractual Cash Obligations	$350.0	$27.1	$149.2	$526.3

Seasonality

Infusion instrument sales are typically highest in the fourth quarter due to sales compensation plans that reward the achievement of annual quotas and the seasonal characteristics of the industry, including hospital purchasing patterns.  We anticipate that this trend will continue but are unable to predict the effect, if any, from potential healthcare reform and increased competitive pressures.  Approximately 36% and 32% of our sales of drug infusion instruments occurred during the fourth quarters of 2002 and 2001, respectively.

Backlog

The amount of unfilled orders, believed to be firm, at December 31, 2002 and 2001 was $7.4 million and $10.5 million, respectively.

Foreign Operations and Currency Exchange Rates

We have significant foreign operations and, as a result, are subject to various risks arising therefrom, including foreign currency risks.  This risk did not materially change during 2002.  Due to changes in foreign currency exchange rates during 2002 and 2001, primarily a weakening of the U.S. dollar against many European currencies in 2002, we recognized foreign currency transaction gains of $.2 million in 2002, compared with foreign currency transaction losses of $2.5 million during 2001.  Such gains and losses were recorded in other expense in the consolidated statement of operations.  For the years ended December 31, 2002 and 2001, approximately 32% and 34%, respectively, of our sales were denominated in currencies other than the U.S. dollar.  For the years ended December 31, 2002 and 2001, approximately 30% and 27%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar.  These foreign currencies are primarily those of Western Europe, Canada, Mexico and Australia.  Additionally, substantially all of the receivables and payables of our foreign subsidiaries are denominated in currencies other than the U.S. dollar.  During the first quarter of 2001, we began entering into certain contracts to manage the risk of foreign currency fluctuations.  (See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk Management.”)

Factors That Could Affect Future Financial Condition and Results

Our and Holdings’ substantial level of indebtedness could have a material adverse effect on our financial condition.

We have a substantial amount of indebtedness.  At December 31, 2002, we and Holdings had $527.5 million combined outstanding indebtedness composed of obligations of ALARIS Medical and ALARIS Medical Systems.  ALARIS Medical’s indebtedness consisted of $177.5 million of Senior Discount Notes.  ALARIS Medical Systems’ indebtedness consisted of $170.0 million of Senior Secured Notes and $180.0 million of Senior Subordinated Notes.

Our high level of indebtedness could have important consequences, including the following:

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

We expect to continue to meet our short-term liquidity needs, including capital expenditure requirements, with cash flow from operations and cash on hand.  We will continue to use our funds primarily for operating expenses, including planned expenditures for new research and development programs, capital expenditures, and scheduled interest payments on outstanding indebtedness.  Additionally, we anticipate using a portion of these funds to purchase some of our long-term debt from time to time in open market or privately negotiated transactions to the extent that the indentures covering such indebtedness permit us to do so.  Although we have no further principal amortization requirements until the maturity of the Senior Secured Notes and the Senior Subordinated Notes in December 2006, management will continue to monitor the capital markets prior to such time for opportunities to improve the Company’s capital structure.  Management anticipates that the Company will refinance its remaining debt structure prior to December 2006 since it believes that it is unlikely that ALARIS Medical Systems will generate sufficient cash flow from operations to repay the remaining Senior Secured Notes and Senior Subordinated Notes at maturity in 2006 and to permit it to make distributions to ALARIS Medical to enable it to repay the Senior Discount Notes at maturity in 2008.  Such refinancing may involve an offering of debt securities of ALARIS Medical Systems or ALARIS Medical (or both), an offering of equity securities of ALARIS Medical to reduce the level of indebtedness of ALARIS Medical Systems or ALARIS Medical (or both), or a combination of any of the foregoing.  The ability of ALARIS Medical Systems or ALARIS Medical, or both, to obtain such debt or equity financing will be dependent upon many factors, including overall financial market and economic conditions and our operating performance and expectations at such time.

Should ALARIS Medical Systems not repay its indebtedness at maturity in 2006, should ALARIS Medical not repay the Senior Discount Notes in 2008, or should ALARIS Medical Systems not be able to continue to make distributions to ALARIS Medical in order to permit ALARIS Medical to make cash interest payments on the Senior Discount Notes, these events could have a material adverse effect on our business, financial condition and results of operations and could result in a default by ALARIS Medical, ALARIS Medical Systems or both, and possible acceleration of all or a portion of such indebtedness, unless ALARIS Medical, ALARIS Medical Systems or both could refinance such indebtedness or obtain the required funds from other sources.

The success of our business strategy depends in part upon market acceptance of our newest product and service offerings, which focus on medication safety at the point of care, and our ability to maintain our technological leadership position in the medication safety area through the development of new products and services.

In response to the recent emergence of patient safety as an important health care issue, and as a result of the maturation and increasing competitiveness of the markets for traditional infusion pumps and patient monitoring devices, we have increasingly focused our business strategy on developing products and services which are designed to increase medication safety at the point of care.  In the fourth quarter of 2001, we introduced our Medley Medication Safety System and, in third quarter of 2002, we introduced our Guardrails safety software for our Signature Edition large volume pump and our Guardrails Continuous Quality Improvement (CQI) Event Tracker System.  We have made and will continue to make significant investments in the development of our products and services, but we cannot assure you that the demand for our new products and services will justify such investments or that they will achieve widespread market acceptance.  We may also be required to devote substantial resources to upgrading and enhancing our existing products and services after market introduction.  We cannot assure you that in the future we will successfully complete or market new products or services, or enhancements to existing ones.

Although our Medley Medication Safety System was the first infusion system of its kind approved for use in the United States, and we know of no other comparable systems currently being marketed, we cannot assure you that we can maintain our technological leadership in the area of medication safety.  Maintaining our technological leadership will be important to the success of our products and services, as will our ability to be responsive to pricing pressures and changing business models.  If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our business, results of operations and financial condition could be materially and adversely affected.  Our competitors may succeed in developing medication safety products and services which may achieve equal or greater market acceptance than ours, which would create pricing pressure on our medication safety products and services.  Additionally, if we do not successfully reposition our older products for sale to different markets, our introduction of new products and services will reduce sales of such older products.

Furthermore, a hospital’s decision to purchase our Medley Medication Safety System is a significant business decision which is made with great care.  The costs and time commitments involved in negotiating purchasing contracts for our Medley Medication Safety System and its component products and services may adversely affect our ability to consummate these sales or to consummate them in a timely manner.  Failure to complete these sales could adversely affect our business, results of operations or financial condition.  In addition, delays in completing such contracts could create variability in our operating results from period to period, which could cause fluctuations in the trading prices of our shares.

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

The primary markets for many of our current products are relatively mature and highly competitive.  We believe our success is dependent on the development of new infusion technologies and products, new product categories and the development of other markets for our products.  Our older infusion therapy product lines have experienced declining sales and market share recently, primarily due to competitors who offer volume discounts based on bundled purchases of a broader range of medical equipment and supplies, as well as to the aging of these products.  We intend to continue to introduce new products in order to offset future declines in sales and market share of the mature segment of our current product line.  We cannot assure you that new products will be successfully completed or marketed for sale, will not necessitate upgrades or technical adjustments after market introduction, can be manufactured in sufficient volumes to satisfy demand, or will fully offset declines in sales and market share experienced with respect to existing products.

There is a concentration of buying power among our U.S. customers, which may increase competition for sales and put downward pressure on pricing.

Most sales in the U.S. hospital market are made to individual hospitals through long-term contracts with GPOs, which aggregate the buying power of their member hospitals and monitor compliance with purchase commitments.  GPOs often enter into exclusive purchase commitments with as few as one or two providers of infusion systems and/or patient monitoring products for a period of several years.  If we are not one of the selected providers, we may be precluded from making sales to members of a GPO for several years and, in certain situations, the GPO may require removal of our existing installed infusion pumps, which would result in a loss of the related disposable administration set sales.  Even if we are one of the selected providers, we may be at a disadvantage relative to other selected providers which are able to offer volume discounts based on bundled purchases of a broader range of medical equipment and supplies.  Further, we may be required to commit to pricing which has an adverse impact on our profit margins.

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

In addition, we cannot assure you that any of our patents or licensed patents will not be infringed or designed around by others, that others will not obtain patents that we will need to license or design around, that our products will not inadvertently infringe the patents of others, or that others will not manufacture and distribute similar products upon expiration of such patents.  We cannot assure you that our patents will not be invalidated or that we or our licensors will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues.  (See the discussion under Item 1, “Business—Patents, Trademarks and Other Proprietary Rights” and Item 3, “Legal Proceedings.”)

We sell our products under a variety of trademarks, some of which we consider to be of sufficient importance to register in the United States and various foreign countries in which we do business.  We also rely on trade secrets, unpatented know-how and continuing technological advancement to maintain our competitive position.  It is our practice to enter into confidentiality agreements with certain technical employees and consultants.

The legal protections afforded by trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures provide only limited protection for our products and services.     Monitoring unauthorized use of our products and services is difficult and we cannot assure you that these measures will prevent the unauthorized disclosure or use of our trade secrets and know-how or that others may not independently develop similar trade secrets or know-how or obtain access to our trade secrets, know-how or proprietary technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Non-compliance with government regulation could seriously harm our business.

We are subject to extensive governmental regulation, and our failure to comply with these regulations can have serious consequences upon our business.  Government regulation is a significant factor in the research, development, testing, production and marketing of our products.  If we do not comply with applicable regulatory requirements, we may need to recall products or suspend production of them.  In addition, government regulators may refuse to allow the clinical testing or commercial distribution of our products and we could face civil sanctions or criminal prosecution.  We cannot assure you that our existing products will consistently comply with such regulations or that any new products we develop will receive any necessary government approvals.  (See the discussion under Item 1, “Business–Government Regulation.”)

Our products are regulated as medical devices.  Medical devices are regulated by a variety of governmental agencies, including those of the United States, the individual states and those of other countries.  In the United States, the Federal Food, Drug, and Cosmetic Act, or FDC Act, authorizes the U.S. Food and Drug Administration, or FDA, to regulate the introduction of medical devices into commerce.  FDA requires us to register with it and to list our devices.  FDA has the authority to regulate the manufacturing, labeling, adverse event reporting, exporting and promotion, as well as related record keeping, for such products.  FDA’s enforcement of the FDC Act depends to a great extent on the agency’s interpretation of the FDC Act and regulations promulgated thereunder.  We cannot assure you that FDA’s interpretations will not have a material adverse effect on our business, financial condition, results of operations or prospects.

Obtaining necessary new product clearances or approvals from FDA is important to our business and can be a time consuming and expensive process.  We cannot assure you that such clearances or approvals will be granted or that FDA’s review of submissions or applications for the same will not involve delays adversely affecting the marketing and sale of our products.

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

We also have manufacturing facilities in the United Kingdom and Mexico which must meet the regulatory requirements imposed by those countries.  The European Union and other countries are in the process of developing new approaches for regulating medical products which may result in lengthening the time required or changing the requirements to obtain permission to market new devices.  These changes could have a material adverse effect on our ability to market our devices in such countries and could hinder or delay the successful implementation of our planned international expansion.

New, and future, federal and state regulations in the U.S. relating to patient privacy could impose burdens on us.

Federal and state laws regulate the confidentiality of certain patient health information, including patient records, and the use and disclosure of that “protected health information.”  In particular, in December 2000, the U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule) and, in August 2002, published final modifications to the HIPAA privacy rule.  The HIPAA privacy rule applies only to health plans, health care clearinghouses and certain health care providers.  However, the HIPAA privacy rule also conditions the disclosure of protected health information from health care providers to third parties, or “business associates,” who perform services for the health care provider involving the use of protected health information.

If demand from our customers for patient safety products and services with expanded features continues in the future, and so long as it is consistent with our business models, we may expand the scope of the infusion-related patient data that we access, collect and analyze on behalf of our health care provider customers to include protected health information.  If that were to happen, we would need to comply with certain regulations under the HIPAA privacy rule as a “business associate” of those healthcare providers and would face increased obligations regarding any protected health information we would receive on behalf of those providers.  Those obligations would include agreeing, typically by contract, to use that protected health information only for certain purposes, to safeguard that information from misuse and to help those providers comply with their duties to provide patients with access to their health information.

In addition, many states also regulate the privacy of health information and it is unclear how the HIPAA privacy rule will interact with existing or emerging state law.  Further, HHS has also issued draft regulations governing the security of protected health information, which imposes detailed requirements on business associates relating to the storage, utilization and transmission of health information (draft security rule).  We are evaluating the applicability of the HIPAA privacy rule and draft security rule to our existing and new products and services and our compliance obligations.  If we need to comply with the HIPAA privacy rule and/or draft security rule in the future, additional compliance resources may be required.

Governmental initiatives to contain healthcare costs could adversely affect our profit margins.

There have been a number of U.S. governmental initiatives to reduce healthcare costs.  Congress and various state legislatures periodically propose changes in law and regulation that could affect a major restructuring of the healthcare industry.  Changes in governmental support of healthcare services, the prices for such services, or the regulations governing such services, as well as the growth of managed care organizations may all have a material adverse effect on our business, financial condition, results of operations or prospects.  The costs of complying with possible new requirements may have a negative impact on our future earnings.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects.  Products as complex as the Company’s sometimes contain errors, particularly in software components, that remain undetected, despite rigorous testing, until used in a variety of situations by many customers under varying circumstances.  Such errors can result in expensive product recalls, product liability claims or warranty expenditures.  There can be no assurance that the Company will not be subject to any such expenses or product liability claims, that such claims will not result in liability in excess of any applicable insurance coverage or that the Company’s insurance will cover any expenses or claims made.  We currently maintain product liability insurance coverage but we cannot assure you that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims.  Our insurance excludes coverage for punitive damages.  Product liability claims can be expensive to defend and can divert management and other personnel for months or years regardless of the ultimate outcome.  An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our software products could result in unforeseen liabilities.

Our medication safety software is very complex.  As with complex software products offered by others, our systems may contain errors, especially when first introduced.  Our Medley Medication Safety

System, Guardrails safety software and Guardrails CQI Event Tracker System are intended to assist healthcare providers who are providing patient care.  Therefore, users of our products likely have a greater sensitivity to system errors than users of software products generally.  Failure of a customer’s system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expense in order to make the system comply with the documentation.  If such failure is not remedied in a timely manner, it could constitute a material breach under a contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid, or assert claims for significant damages.

We are controlled by our principal stockholder.

We are controlled by Jeffry M. Picower because he beneficially owns approximately 75% of Holdings' common stock through Decisions Incorporated, JD Partnership, L.P. and JA Special Limited Partnership.  Mr. Picower is (1) the sole stockholder and sole Director of Decisions, which is the sole general partner of JD Partnership and (2) the sole general partner of JA Special.  Mr. Picower has the power to determine the outcome of any action requiring the approval of the holders of ALARIS Medical's common stock, including the election of all of our directors.

We are subject to certain risks associated with our foreign operations.

A substantial portion of our sales and earnings are attributable to international sales and manufacturing operations.  During the years ended December 31, 2002 and 2001, $148.9 million and $140.1 million, respectively, of our sales were generated internationally, representing approximately 32% and 34% of our total sales during the respective periods.  The value of our foreign sales and earnings is impacted by currency exchange rate fluctuations.  Changes in currency exchange rates could have a material adverse effect on our business, financial condition, results of operations or prospects.  Furthermore, international manufacturing and sales are subject to other inherent risks.  (See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk Management.”)

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

•                       exchange controls,

•                       labor unrest,

•                       restrictions on transfer of funds,

•                       contract disputes with critical suppliers,

•                       enforcing and collecting accounts receivable under some countries’ legal systems,

•                       political uncertainty or instability,

•                       import and export duties and quotas, and domestic and international customs and tariffs,

•                       unexpected changes in regulatory environments, and

•                       potentially adverse tax consequences.

Supply risks and shortages could harm our business.

We purchase a significant amount of the raw materials we need by purchase order, and have, on occasion, experienced temporary delays due to supplier shortages.  In addition, we rely on a limited number of suppliers for circuit boards and other parts which are used in certain of our infusion systems.  The loss of any of these suppliers would temporarily disrupt or interrupt our manufacturing process and could affect our ability to manufacture in sufficient volumes to satisfy demand.  Such disruption could materially and adversely affect our business, results of operations and financial condition.

We may be adversely affected by environmental and safety regulations to which we are subject.

We must comply with U.S. and foreign environmental laws and regulations concerning emissions to air, waste water discharges and the generation, handling, storage, transportation and disposal of hazardous wastes, and with other federal, state and foreign laws and regulations.  We believe that we possess all material permits and licenses necessary for the continuing operation of our business and that our operations are in substantial compliance with the terms of all applicable environmental laws.  We cannot assure you that we will operate at all times in complete compliance with all such requirements.  We cannot assure you that the applicable regulatory body’s interpretation will not have a material adverse effect on our business, financial condition, results of operations or prospects.  We could be subject to potentially significant civil or criminal fines and penalties for any noncompliance that may occur.  It is impossible to predict accurately what effect these laws and regulations may have on us in the future.  (See the discussion under Item 1, “Business—Governmental Regulation—Environmental Regulation.”)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk Management

As part of our risk management strategy, we put in place a hedging program beginning in 2001 under which we enter into forward foreign exchange and currency option contracts to hedge a portion of forecasted cash receipts and payments denominated in currencies other than the U.S. dollar.  These contracts are entered into to reduce the risk that our earnings and cash flows, resulting from certain forecasted transactions, will be affected by changes in foreign currency exchange rates.  However, we may be impacted by changes in foreign exchange rates related to the unhedged portion of the forecasted transactions.  The success of the hedging program depends, in part, on forecasts of our transactions in various currencies (primarily the Euro).  Hedges are placed for periods consistent with identified exposures, but generally no longer than the end of the year for which we have substantially completed our annual business plan.  We may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility.  However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted transaction, changes in fair value of contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted transaction.  The ineffective portion of any changes in the fair value of option contracts designated as hedges, if any, is recognized immediately in earnings.  We did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during 2002.

As a matter of policy, we will only enter into currency contracts with counterparties that have at least an investment grade or equivalent credit rating from a major rating agency.  The counterparties to these contracts are major financial institutions.  We do not have significant exposure to any one counterparty.  We believe the risk of loss related to counterparty default is remote and would only consist of the net market value gain (if any) of the underlying instrument.  The contracts have varying maturities with none exceeding eighteen months.  Costs associated with entering into contracts are not expected to be material to our financial results.  Currency option and forward contracts are discussed in note 3 to the consolidated financial statements.  (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Operations and Currency Exchange Rates.”)

Derivative Financial Instruments

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.

During the first quarter of 2001, we began a foreign exchange risk management strategy as described above.  Under the program, we utilize foreign currency options and forward contracts to reduce the effect of exchange rate fluctuations.  We categorize these instruments as entered into for purposes other than trading.  We do not utilize derivative instruments for trading or speculative purposes.  As of December 31, 2002, our only derivatives in place were forward contracts valued at $.1 million and designated as hedges of anticipated cash flows in various foreign currencies and foreign currency option contracts valued at $.2 million to hedge anticipated transactions.  This amount is recorded as a current asset in our Consolidated Balance Sheet.  (See note 3 to the consolidated financial statements.)

Market Risk

We incur option premium cost in connection with our currency hedging activities.  The option premium cost represents the entire risk associated with these derivatives.  Option premium costs are reflected in the period the underlying transaction is recognized.

Accounting Standards

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth on pages F-1 through F-37 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE SAME

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors is incorporated by reference to the section entitled “Election of Directors” in the ALARIS Medical Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on April 30, 2003 (the “Proxy Statement”).  Information regarding Executive Officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14[c] and 15d-14[c] ).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report.

	1.	Financial Statements:

The following financial statements of ALARIS Medical Systems, Inc. and its subsidiaries are included on pages F-1 through F-37:

Report of Independent Accountants

Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheet at December 31, 2002 and 2001

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Changes in Stockholder's Equity for the period from December 31, 1999 to December 31, 2002

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2002

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

Incorporated by reference to Exhibit 2(a to ALARIS Medical Systems’ Form 8-K dated September 15, 2000.

3.1	Restated Certificate of Incorporation of ALARIS Medical Systems, Inc.	Incorporated by reference to ALARIS Medical Systems’ Form 10-K for the year ended December 31, 2002.

Exhibit No.	Description of Exhibit	Status of Filing

3.2	By-Laws of ALARIS Medical Systems, Inc.	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (333-18687 of ALARIS Medical Systems (the “2001 S-4”.)

4.1	Indenture dated as of November 26, 1996, among IMED Corporation, IMED International Trading Corp. and United States Trust Company of New York, as trustee (including form of notes).	Incorporated by reference to Exhibit 10.2 to ALARIS Medical’s Form 8-K dated December 11, 1996.

4.2	Indenture Assumption Agreement dated as of November 26, 1996, between IVAC Holdings, Inc. and United States Trust Company of New York, as trustee.

Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (333-18687 of ALARIS Medical Systems, IVAC Overseas Holdings, Inc. and IMED International Trading Corp. (the “1996 S-4”).

4.3	Supplemental Indenture dated as of November 26, 1996, between IVAC Overseas Holdings, Inc. and United States Trust Company of New York, as trustee.	Incorporated by reference to Exhibit 4.3 to the 1996 S-4.

4.4	Indenture dated October 16, 2001, between ALARIS Medical Systems and HSBC Bank USA, as trustee (including form of notes).	Incorporated by reference to Exhibit 4.4 to the 2001 S-4.

4.5	Registration Rights Agreement, dated as of October 16, 2001, by and among ALARIS Medical Systems, UBS Warburg LLC and Bear, Stearns & Co. Inc.	Incorporated by reference to Exhibit 4.5 to the 2001 S-4.

10.1	Addendum to Employment Letter dated April 13, 1999, by and between David L. Schlotterbeck, ALARIS Medical and ALARIS Medical Systems.	Incorporated by reference to ALARIS Medical’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.2	Addendum to the Employment Letter dated April 13, 1999, by and between David L. Schlotterbeck, ALARIS Medical and ALARIS Medical Systems dated May 22, 2002.	Incorporated by reference to Exhibit 10.2 to ALARIS Medical Systems’ Form 10-Q for the quarterly period ended June 30, 2002.

Exhibit No.	Description of Exhibit	Status of Filing

10.3

Change in Control Agreement, dated April 20, 2000, between ALARIS Medical and William C. Bopp.  (The Company has entered into identical agreements with each of the following officers: David L. Schlotterbeck, Sally M. Grigoriev, Jake St. Philip, Stuart E. Rickerson, Frederic Denerolle, William H. Murphy and Robert F. Mathews.  Such agreements are identical to the Change in Control Agreement with Mr. Bopp and are not filed.)

Incorporated by reference to Exhibit 10.17 to ALARIS Medical’s Form 10-Q for the quarterly period ended March 31, 2000.

10.4	Non-Qualified Stock Option Agreement by and between David L. Schlotterbeck, ALARIS Medical, Inc. and ALARIS Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 to the 2001 S-4.

10.5	Non-Qualified Stock Option Agreement by and between ALARIS Medical, ALARIS Medical Systems and William C. Bopp.	Incorporated by reference to Exhibit 10.5 to the 2001 S-4.

10.6	Non-Qualified Stock Option Agreement by and between ALARIS Medical, ALARIS Medical Systems and Stuart E. Rickerson.	Incorporated by reference to Exhibit 10.6 to the 2001 S-4.

10.7	Non-Qualified Stock Option Agreement by and between ALARIS Medical, ALARIS Medical Systems and William H. Murphy.	Incorporated by reference to Exhibit 10.7 to the 2001 S-4.

21	List of Subsidiaries of ALARIS Medical.	Filed herewith.

99.1	Certification by David L. Schlotterbeck pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.2	Certification by William C. Bopp pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b)              Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on March 5, 2003.

Alaris Medical Systems, Inc.

By:	/s/ David L. Schlotterbeck
Name:	David L. Schlotterbeck
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)

/s/ Norman M. Dean	Director and Chairman of the Board
Norman M. Dean

/s/ David L. Schlotterbeck	Director, President and Chief Executive Officer
David L. Schlotterbeck

/s/ William C. Bopp	Sr. Vice President and Chief Financial Officer
William C. Bopp	(Principal Financial Officer)

/s/ Robert F. Mathews	Vice President – Finance and Treasurer
Robert F. Mathews	(Principal Accounting Officer)

/s/ Hank Brown	Director
Hank Brown

/s/ Henry Green	Director
Henry Green

/s/ Barry Shalov	Director
Barry Shalov

/s/ William Tumber	Director
William Tumber

CERTIFICATION BY DAVID L. SCHLOTTERBECK PURSUANT TO

SECURITIES EXCHANGE ACT RULE 13a-14

I, David L. Schlotterbeck, certify that:

1. I have reviewed this annual report on Form 10-K of ALARIS Medical Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ DAVID L. SCHLOTTERBECK

David L. Schlotterbeck

President and Chief Executive Officer

CERTIFICATION BY WILLIAM C. BOPP PURSUANT TO

SECURITIES EXCHANGE ACT RULE 13a-14

I, William C. Bopp, certify that:

1. I have reviewed this annual report on Form 10-K of ALARIS Medical Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ WILLIAM C. BOPP

William C. Bopp

Senior Vice President and Chief Financial Officer

ALARIS MEDICAL SYSTEMS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of ALARIS Medical Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) on page 45 present fairly, in all material respects, the financial position of ALARIS Medical Systems, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2 of the consolidated financial statements, as of January 1, 2002, the Company ceased amortization of its goodwill and indefinite lived assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PricewaterhouseCoopers LLP

San Diego, CA

February 25, 2003

ALARIS MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollar amounts in thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000

Sales	$460,333	$412,795	$378,948
Cost of sales	232,989	211,601	202,964

Gross profit	227,344	201,194	175,984

Selling and marketing expenses	88,562	80,021	72,340
General and administrative expenses	40,247	47,182	37,891
Research and development expenses	30,378	27,060	21,570
Restructuring and other non-recurring items	(585)	6,889	7,048

Total operating expenses	158,602	161,152	138,849

Interest income from sales-type capital leases	4,345	5,141	5,095

Income from operations	73,087	45,183	42,230

Other income (expenses):
Interest income	1,048	1,979	1,313
Interest expense	(39,529)	(41,650)	(41,543)
Other, net	(1,050)	(3,959)	(140)

Total other expense	(39,531)	(43,630)	(40,370)

Income from continuing operations before income taxes	33,556	1,553	1,860
Provision for income taxes	13,201	3,223	3,200

Income (loss) from continuing operations	20,355	(1,670)	(1,340)

Discontinued operations:
Income (loss) from operations of discontinued business [net of applicable income tax expense (benefits) of $180 and ($872), respectively]	—	270	(1,308)
Gain on disposal of business [net of applicable income tax expense of $2,492 and $1,226, respectively]	—	3,737	1,839

Total income from discontinued operations	—	4,007	531

Income (loss) before extraordinary item	20,355	2,337	(809)

Extraordinary item: Debt extinguishment loss [net of applicable income tax benefit of $296] (note 6)	—	(443)	—

Net income (loss)	$20,355	$1,894	$(809)

The accompanying notes are an integral part of these consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	December 31,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$68,483	$50,826
Receivables, net	90,050	67,893
Inventories	56,924	69,408
Prepaid expenses and other current assets	22,289	33,456

Total current assets	237,746	221,583

Net investment in sales-type capital leases, less current portion	16,050	24,225
Property, plant and equipment, net	56,448	57,607
Other non-current assets	25,627	28,013
Goodwill, net	142,570	142,570
Other intangible assets, net	90,074	92,394

	$568,515	$566,392

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$19,139	$23,856
Accrued expenses and other current liabilities	50,551	51,733

Total current liabilities	69,690	75,589

Long-term debt	350,000	350,000
Other non-current liabilities	47,943	47,676

Total non-current liabilities	397,943	397,676

Contingent liabilities and commitments (notes 10 and 15)

Common stock and other stockholder’s equity:
Common stock and capital in excess of par value, authorized 3,000 common shares at $.01 par value; 100 issued and outstanding at December 31, 2002 and 2001	203,857	203,716
Accumulated deficit	(83,244)	(101,562)
Loan to Holdings (note 6)	(14,993)	—
Accumulated other comprehensive loss	(4,738)	(9,027)

Total stockholder’s equity	100,882	93,127

	$568,515	$566,392

The accompanying notes are an integral part of these consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$20,355	$1,894	$(809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,958	31,913	33,182
Net loss on disposal of property, plant and equipment and write-off of intangibles	709	273	1,726
Debt issue costs amortization	2,211	2,349	3,114
Accretion of paid-in-kind interest	—	1,697	—
Deferred tax expense (benefit), continuing operations	8,031	(2,091)	(2,310)
Gain on sale of Instromedix (note 4)	—	(3,737)	(1,839)
Extraordinary loss on extinguishment of debt (note 6)	—	443	—
(Increase) decrease in assets:
Receivables, net	(18,011)	11,544	2,638
Inventories	13,413	(9,046)	14,131
Prepaid expenses and other current assets	782	(3,553)	(4,802)
Net investment in sales-type capital leases, non-current portion	8,175	1,695	(1,513)
Other non-current assets	(649)	(187)	(2,136)
Increase (decrease) in liabilities:
Accounts payable	(6,321)	1,832	(2,960)
Accrued expenses and other current liabilities	(1,988)	12,369	(7,024)
Other non-current liabilities	2,825	9,427	19,520

Net cash provided by operating activities	53,490	56,822	41,918

Cash flows from investing activities:
Capital expenditures	(18,225)	(17,642)	(14,945)
Patents, trademarks and other	(1,475)	(703)	(1,093)
Loan to Holdings (note 6)	(14,812)	—	—
Payments for product licenses and distribution rights	—	(1,801)	(1,940)
Proceeds from disposal of property, plant and equipment	86	152	48
Net proceeds from sale of discontinued business (note 4)	—	8,051	17,516

Net cash used in investing activities	(34,426)	(11,943)	(414)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(183,967)	(31,652)
Proceeds from issuance of long-term debt	—	170,000	—
Dividends to Holdings	(2,037)	(2,367)	(2,030)
Debt issuance/deferred financing costs	—	(8,048)	(650)

Net cash used in financing activities	(2,037)	(24,382)	(34,332)

Effect of exchange rate changes on cash	630	(289)	(93)

Net increase in cash	17,657	20,208	7,079
Cash and cash equivalents at beginning of period	50,826	30,618	23,539

Cash and cash equivalents at end of period	$68,483	$50,826	$30,618

The accompanying notes are an integral part of these consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in thousands)

	Common Stock And Capital In Excess Of Par Value		Accumulated Deficit	Loan Receivable from Holdings	Accumulated Other Compre- hensive Loss	Total Stockholder’s Equity	Compre- hensive (Loss) Income

	Shares	Amount
Balance at December 31, 1999	100	$203,684	$(98,250)	$—	$(4,313)	$101,121

Comprehensive loss:
Net loss for the year	—	—	(809)	—	—	(809)	$(809)
Equity adjustment from foreign currency translation	—	—	—		(3,226)	(3,226)	(3,226)
Comprehensive loss							$(4,035)
Dividends to Holdings	—	—	(2,030)	—	—	(2,030)

Balance at December 31, 2000	100	203,684	(101,089)		(7,539)	95,056

Comprehensive loss:
Net income for the year	—	—	1,894	—	—	1,894	$1,894
Equity adjustment from foreign currency translation	—	—	—		(1,401)	(1,401)	(1,401)
Effects of cash flow hedges included in other comprehensive loss (net of tax expense of $58)	—	—	—	—	(87)	(87)	(87)
Comprehensive loss							$406
Tax benefit from exercise of Holdings stock options	—	32	—		—	32
Dividends to Holdings	—	—	(2,367)	—	—	(2,367)

Balance at December 31, 2001	100	203,716	(101,562)	—	(9,027)	93,127

Comprehensive loss:
Net income for the year	—	—	20,355		—	20,355	$20,355
Equity adjustment from foreign currency translation	—	—	—	—	4,343	4,343	4,343
Effects of cash flow hedges included in other comprehensive loss (net of tax expense of $36)	—	—	—	—	(54)	(54)	(54)
Comprehensive loss							$24,644
Tax benefit from exercise of Holdings stock options	—	141	—		—	141
Loan to Holdings (Note 6)	—	—	—	(14,993)		(14,993)
Dividends to Holdings	—	—	(2,037)		—	(2,037)

Balance at December 31, 2002	100	$203,857	$(83,244)	$(14,993)	$(4,738)	$100,882

The accompanying notes are an integral part of these consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1 - BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company:

ALARIS Medical Systems, Inc. (“ALARIS Medical Systems”), designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories.  ALARIS Medical Systems was formed by the merger of two pioneers in infusion systems, IMED Corporation (“IMED”) and IVAC Medical Systems (“IVAC”), Inc. on November 26, 1996.  ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. (“ALARIS Medical” or “Holdings”), formerly Advanced Medical, Inc., was incorporated on October 14, 1994 under the laws of the State of Delaware.  ALARIS Medical Systems and its subsidiaries are collectively referred to as the “Company” or “ALARIS.”

Summary of Significant Accounting Policies:

Consolidation:

The financial statements include the accounts of ALARIS Medical Systems and its subsidiaries.  All subsidiaries of ALARIS Medical Systems are wholly owned.  The Company does not have any equity method investments.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, costs and expenses, assets, liabilities and related disclosure of contingent amounts.  Our estimates are based on historical experience and various judgments and assumptions we believe are appropriate.  However, the inherent nature of estimates is that actual results will likely be different from the estimates made.  The more significant estimates made in the preparation of these financial statements include:

Revenue recognition:

Revenue, net of an allowance for estimated returns and rebates, under any sales arrangement is recognized only if there is a completed agreement (executed written contract or purchase order); the fee is fixed, collectibility is probable, delivery of the product or service has been completed and transfer of title and risk of loss have occurred.  The Company frequently enters into revenue arrangements with multiple deliverables, which are subject to the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) and Emerging Issues Task Force Abstract Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).  For arrangements under EITF 00-21, revenue is divided among the separate units of accounting (deliverables) based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria.  However, in instances when fair value exists only for the undelivered elements, the residual method is used to allocate total consideration.

In addition to outright sales arrangements with multiple deliverables, the Company sells instruments via long-term agreements to a number of customers under contracts which allow customers to acquire instruments with no initial payment.  The sales price for the instruments is recovered via surcharges applied to minimum purchase commitments of related disposables.  These agreements are referred to herein and accounted for as sales-type capital leases.  The term of the financing is generally three to seven years, with annual interest rates of 9% to 15%.  Under these arrangements, revenue is then recognized for instruments upon delivery of the product. Unearned finance revenue on sales-type capital leases is calculated using the inherent rate of interest on each agreement, the expected disposable shipment period and the principal balance financed, and is recognized as disposables are delivered using a reducing principal balance method which approximates the interest method.  Contract provisions include liquidated damage clauses which are sufficient to recover the sales price of the instruments in the event of customer non-compliance.

The Company also provides instruments to customers under contracts with no minimum commitment quantity for disposable products and terms ranging from one to five years.  No revenue is recognized upon the shipment of the instruments.  A surcharge is applied to disposable products to recover the cost of the instruments and revenue is recognized upon delivery of the disposables.  The instruments are reclassified from inventory to property, plant and equipment upon shipment, depreciated over their estimated useful lives, (which management has determined to be over the life of the contract) and included in capital expenditures in the consolidated statement of cash flows.

With the introduction of ALARIS’ Medley Medication Safety System and Guardrails safety software, the Company transitioned from selling infusion devices which contain software incidental to the product, to selling safety systems which contain software essential to the functionality of the product.  The elements of safety system sales arrangements may contain:  infusion devices, disposables, software, software maintenance programs and professional services.  These multiple element arrangements are subject to the provisions of Statement of Position 97-2 “Software Revenue Recognition,” (SOP 97-2) and total fees are allocated to each element based on vendor-specific objective evidence of fair value for each element or using the residual method, when applicable.  Vendor-specific objective evidence is generally based on the price charged when an element is sold separately, or if it has not yet been sold (as in the case of new products), when the fee is set by management with the requisite authority.  Allocated fees are recognized separately for each element when it is delivered and our contractual obligation with relation to that element is complete.  Perpetual software license revenue is generally recognized upon shipment to the customer.  Software maintenance revenue is recognized ratably over the contract period.  Vendor-specific objective evidence for software maintenance is determined based on contract renewal price for such maintenance.  Rights to unspecified software upgrades (on a when-and-if available basis) are included in software maintenance.  New software products are sold separately and revenue is recognized upon delivery to the customer.  Professional service revenue is recognized when services are rendered.  Such services are sold separately from ALARIS’ products and are not considered essential to the functionality of the products.

All product returns must be approved by ALARIS and have historically not been significant.  Rebates to end user customers and administrative fees paid to group purchasing organizations are recorded as a reduction to revenue at the time of the sale, based on the percent defined in the contractual arrangement.  Sales to certain third party distributors in the United States are recognized when information is received from the distributor on placement of our products to the end user customer and the final net purchase price is known.

Concentrations of credit risk:

The Company’s financial instruments that are subject to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.  The Company’s policy is to place its cash and cash equivalents and short-term investments with high quality financial institutions in order to limit its credit exposure.  To date, the Company has not experienced any credit losses associated with these financial instruments.

The Company provides a variety of financing arrangements for its customers.  The majority of the Company’s accounts receivable are from hospitals throughout the United States, Europe, Canada and Australia with credit terms of generally 30 to 90 days, although various European markets pay much longer than the contractual terms.  The Company maintains adequate reserves for potential credit losses and such losses have been within management’s estimates.

Cash and cash equivalents:

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or fewer.

In connection with its hedging program (note 3), the Company maintains foreign exchange lines which are secured by cash equivalent investment accounts with banks providing the lines.  The investment accounts serve as collateral for the foreign exchange lines.  At December 31, 2002, the Company maintained a total balance in the accounts of $7,341.

Inventories:

Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

Property, plant and equipment:

Property, plant and equipment are stated at cost.  The Company capitalizes costs of computer software developed or obtained for internal use.  Capitalization begins when it is probable that the project will be completed, funding for the project has been committed and the project’s conceptual formulation and design is complete.  Capitalization ceases when the project is substantially complete and ready for use.  When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.  Depreciation and amortization for the majority of the Company’s assets is provided using the straight-line method based upon the following estimated useful lives of the assets (or lease terms, if shorter, for leasehold improvements).  Beginning in the fourth quarter of 2002, due to a change in forecasted usage and estimated remaining life, depreciation on the Company’s enterprise-wide information system has been accelerated and is provided using the sum-of-the-years-digits method with an eight year life.  The effect on income before extraordinary items and net income was $126, net of tax, for the year ended December 31, 2002 and there was no effect on earnings per share for the period.

Building and leasehold improvements	3 to 10 years
Machinery and equipment	3 to 10 years
Information technology (including computer software)	3 to 10 years
Furniture and fixtures	4 to 10 years
Instruments at customers	1 to 5 years

Capitalized patent issuance and trademark costs:

The Company capitalizes patent issuance and trademark registration costs.  These costs are amortized using the straight-line method over the estimated period of benefit, an average of seven years for the periods presented.  At December 31, 2002 and 2001, the unamortized capitalized patent issuance and trademark registration costs were $3,375 and $2,719, respectively.

The Company capitalizes amounts paid to third parties for licenses to use certain technologies in its products.  The deferred costs are amortized over the estimated period of benefit using the straight-line method.  The period of amortization for capitalized patent licenses ranges from two to fifteen years.  In determining the amortization period, consideration is given to the term of the license agreement; the estimated sales related to the product, the technological feasibility of the licensed product and whether or not the technology is exclusive.  At December 31, 2002 and 2001, the unamortized patent license agreement costs were $6,902 and $8,242.

Intangible assets:

The Company has recorded goodwill for the excess purchase price over the fair values of tangible and intangible assets acquired and liabilities assumed resulting from acquisitions.  Upon adoption of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“FAS 142”) in January 2002, the Company ceased amortization of goodwill (including acquired workforce) and a certain trademark.  The remaining intangible assets are amortized over their expected useful lives.  (See note 2 “Goodwill and Other Intangible Assets-Adoption of FASB Statements 141 and 142.”)

Intangible assets are amortized as follows:

Patents	Straight-line	8 years (weighted average)
Product licensing and distribution fee	Straight-line	15-18 years
Trademark		Not amortized (see note 2)
Goodwill (including acquired workforce)		Not amortized (see note 2)

Impairment of long-lived assets:

The Company assesses potential impairments of long-lived assets and certain intangibles on an exception basis, when there is evidence that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely.  An impairment loss is recognized when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset.  The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values.  At December 31, 2002, no such impairment losses have been recorded.

In addition, goodwill and other intangible assets which are not amortized in accordance with FAS 142, “Goodwill and Intangible Assets,” are tested for impairment annually during the first quarter of the Company’s fiscal year, or more frequently if events indicate possible impairment.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.  For impairment testing, goodwill

($142,570 at December 31, 2002 and 2001) was allocated to the Company’s reportable segments as follows:  North America $98,209 and International $44,361.  The Company has not changed the allocation of goodwill since adopting FAS 142.  At December 31, 2002, no impairment losses have been recorded.

Debt issue costs:

Debt issue costs, net of amortization, aggregating $8,716 and $10,886 at December 31, 2002 and 2001, respectively, are amortized using the interest method.

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

Software production costs:

Some of the Company’s products include embedded software which is essential to the products’ functionality.  The Company capitalizes software production costs when the project reaches technological feasibility and ceases capitalization when the project is ready for release.  Software production costs are amortized using the greater of:  a) the ratio of current gross revenue for the related product to total current and anticipated gross revenue for the related product or b) the straight-line method over the remaining estimated economic life of the product.  Amortization begins when the product is available for general release to the customer.  Unamortized capitalized software production costs at December 31, 2002 and 2001 were $1,515 and $1,958, respectively, and are included in property, plant and equipment.  Amortization expense was $443 and $259 for the years ended December 31, 2002 and 2001, respectively.

Fair value of financial instruments:

The carrying amount of the Company’s financial instruments, including cash, trade receivables and payables, approximates their fair value due to their short-term maturities.  The fair values of the Company’s sales-type capital lease receivables are estimated by discounting future cash flows using discount rates that reflect the risk associated with similar types of loans.  The estimated fair values of the Company’s sales- type capital lease receivables approximate their carrying values.  The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities and the quoted market price for the notes.  At December 31, 2001, there was no quoted market price for ALARIS Medical Systems’ senior secured notes; however, the Company believed the estimated fair value of the senior secured notes approximated its carrying value.

The carrying values and fair values of the Company’s debt at December 31, 2002 and 2001 were as follows:

	December 31, 2002		December 31, 2001
	Carrying Value	Fair Value	Carrying Value	Fair Value

9-3/4% senior subordinated notes due 2006	$180,000	$181,800	$180,000	$171,000
11-5/8% senior secured notes due 2006	170,000	191,250	170,000	170,000

Product warranties and deferred service revenues:

Generally, the Company’s standard warranty for infusion instruments is a one or two year warranty (based on the specific product) that covers both parts and labor.  In some instances, a customer may elect to have parts-only warranty coverage, which adds a year to the coverage period and limits coverage to parts only.  Patient monitoring products generally have a 3 year parts and labor warranty.  For patient monitoring products the Company sells that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer.  The Company provides for the estimated cost of product warranties at the time revenue is recognized.  The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties.  Management estimates the liability based on the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty.

The Company also engages in the sale of professional and technical services for which revenue is deferred and recognized upon completion of the service.  Additionally, the Company sells extended on-site service programs for which revenue is deferred and recognized over the service period.  Changes in the liability for product warranty and deferred service revenue associated with these service programs for the period ended December 31, 2002 was as follows (in thousands):

Product warranties:
Balance at December 31, 2001	$8,023
Accruals for warranties issued during the period	9,697
Accruals related to pre-existing warranties	(321)
Settlements made during the period	(8,842)
Balance at December 31, 2002	$8,557

Deferred service revenue:
Balance at December 31, 2001	$7,763
Amounts added to accrual	8,114
Amounts recorded as revenue during the period	(1,816)
Balance at December 31, 2002	$14,061

Income taxes:

The Company and its domestic subsidiaries file a consolidated Federal income tax return with its parent ALARIS Medical, Inc.   ALARIS Medical Systems files income tax returns in multiple states on either a stand-alone or combined basis with its parent ALARIS Medical, Inc.  Foreign subsidiaries file income tax returns in their respective local jurisdictions.

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

Segment information:

The Company uses the management approach to report segment information.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  The Company also discloses segment information about products and services, geographic areas, and major customers.  (See note 12.)

Comprehensive income (loss):

In addition to net income (loss), the Company reports comprehensive income (loss) and its components, including foreign currency translation items currently recorded to stockholder’s equity.  Comprehensive income is displayed in the Consolidated Statement of Changes in Stockholder’s Equity and includes items not currently included in net income (loss).  Comprehensive income (loss) does not have an impact on the Company’s results of operations.  At December 31, 2002, the accumulated equity adjustment from foreign currency translation was $4,597 and the accumulated effect of cash flow hedges, net of tax, was $141.

Shipping and handling costs:

Shipping and handling costs for customer sales are classified as a selling and marketing expense.  Shipping and handling costs for customers for the years ended December 31, 2002, 2001 and 2000 were $7,803, $7,797 and $6,916, respectively.

Stock-based compensation:

The Company measures compensation expense for ALARIS Medical’s stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if the fair value-based method had been applied in measuring compensation expense.

At December 31, 2002, Holdings had several stock-based compensation plans from which incentive stock options may be granted to key employees of the Company and non-qualified stock options may be granted to key employees, directors, officers, independent contractors and consultants.  The

Company accounts for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.”  Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  Stock options issued to independent contractors and consultants under those plans are accounted for using a fair value method and are remeasured to fair value at each period end until the earlier of the date that performance by the counter party is complete or a performance commitment has been reached.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, assuming such standard had been adopted January 1, 1995.

	Year Ended December 31,
	2002	2001	2000

Net income (loss), as reported	$20,355	$1,894	$(809)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,943)	(882)	(1,685)
Pro forma net income (loss)	$18,412	$1,012	$(2,494)

These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.  The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2002, 2001 and 2000, respectively—dividend yields of 0%, expected volatility of 75%, 90% and 85%, risk free interest rates of 3.4%, 4.4% and 5.2%, and expected lives of 3-7 years.  The weighted average grant date fair value of options granted during 2002 was $3.30.  The weighted average exercise price of options granted during 2002 whose exercise price was greater than fair value, is $4.37.  The weighted average fair value of such options was $2.63.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because ALARIS Medical’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans.  To comply with disclosure requirements, the Company has valued its options using the Black-Scholes option valuation model but plans to assess other valuation models and assumptions that may more accurately reflect the value of the Company’s stock options.

Recent pronouncements:

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145).  As a  result of  SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of A Segment of A Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30).  Applying the provisions of ABP 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.  Adoption of SFAS 145 related to debt extinguishment is required for fiscal years beginning after May 15, 2002.  Additionally, this statement requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of FASB Statement No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases.”  Provisions of SFAS 145 related to leases are required to be adopted for transactions occurring after May 15, 2002.  The adoption of SFAS is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).  SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS 146 is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The FIN 45 disclosure requirements are included in note 1 under “Product warranties and deferred service revenues.”  The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF FASB STATEMENTS 141 AND 142

Effective January 1, 2002, the Company adopted FAS 141 and FAS 142 which were issued by the Financial Accounting Standards Board in July 2001.  Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling-of- interests–method of accounting.  Intangible assets that do not meet certain defined criteria in FAS 141 for recognition apart from goodwill shall be reclassified as goodwill as of the date FAS 142 is initially applied in its entirety.  As required by FAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria and has reported them appropriately on the consolidated balance sheet.  In accordance with FAS 141, the Company reclassified its workforce, net of its related deferred tax liability, as goodwill.  The Company performed a transitional goodwill impairment test and determined the asset not to be impaired.

Upon adoption of FAS 142, the Company determined that an intangible asset related to the “IVAC” trade name had an indefinite life and in accordance with FAS 142, should not be amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of this intangible asset to the reporting units.  As of December 31, 2002, there was no impairment loss associated with such indefinite-lived intangible asset as its fair value exceeds the carrying amount.

Intangible assets with finite lives will continue to be amortized over the expected economic lives of the intangible assets.  The Company reassessed the useful lives of its intangible assets and determined no change in useful lives to be required for its finite-lived assets.

Under these standards, the Company ceased amortizing goodwill totaling $142,570, including $2,714 ($4,523 before tax effect) of its workforce previously classified as an other intangible asset, and trademarks totaling $74,750 as of January 1, 2002.  Adoption of the new standards resulted in not recognizing $9,204 in amortization expense for year ended December 31, 2002 that would have been recognized had the previous standards been in effect.

The following table presents the impact of FAS 141 and FAS 142 on income from operations, net loss and loss per common share, as if they had been in effect for the years ended December 31, 2001 and 2000.

	Year Ended December 31, 2001	Year Ended December 31, 2000

Income from operations, as reported	$45,183	$42,230
Goodwill amortization	5,700	5,700
Workforce amortization	504	504
Trade name amortization	3,000	3,000
Pro forma income from operations	$54,387	$51,434

Loss from continuing operations, as reported	$(1,670)	$(1,340)
Goodwill amortization	5,700	5,700
Workforce amortization	504	504
Trade name amortization	3,000	3,000
Tax effect	(1,400)	(1,400)
Pro forma income from continuing operations	$6,134	$(6,464)

Net income (loss), as reported	$1,894	$(809)
Goodwill amortization	5,700	5,700
Workforce amortization	504	504
Trade name amortization	3,000	3,000
Tax effect	(1,400)	(1,400)
Pro forma net income	$9,698	$6,995

Acquired other intangible assets were as follows:

	December 31, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Patents	$29,021	$18,135	$28,946	$16,550
Distribution rights and license agreements	8,462	4,024	8,578	3,330

Subtotal other intangible assets, net (subject to amortization)	37,483	22,159	37,524	19,880

Acquired other intangible assets (not subject to amortization):

IVAC trade name	90,000	15,250	90,000	15,250

Other intangible assets, net	$127,483	$37,409	$127,524	$35,130

For the years ended December 31, 2002 and 2001, amortization expense for other intangible assets, net was $2,279 and $5,352, respectively.  The estimated future annual amortization expense for other intangible assets, net is as follows:

Fiscal Year
2003	$2,182
2004	2,182
2005	2,182
2006	2,130
2007	1,774

NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign currency

As of December 31, 2002, the Company’s only derivatives in place were forward contracts valued at $62 and designated as hedges of forecasted cash flows in various foreign currencies and foreign currency option contracts valued at $248 to hedge anticipated transactions.

As part of the Company’s risk management strategy, management put in place a hedging program beginning in 2001 under which the Company enters into forward foreign exchange and currency option contracts to hedge a portion of forecasted cash receipts and payments denominated in currencies other than the U.S. dollar.  These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted transactions, will be affected by changes in foreign currency exchange rates.  However, the Company may be impacted by changes in foreign exchange rates related to the unhedged portion of the forecasted transactions.  The success of the hedging program depends, in part, on forecasts of the Company’s transactions in various currencies (primarily the Euro).  Hedges are placed for periods consistent with identified exposures, but generally no longer than the end of the year for which we have substantially completed our annual business plan.

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility.  However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted transaction, changes in fair value of contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted transaction.  The ineffective portion of any changes in the fair value of option contracts designated as hedges, if any, is recognized immediately in earnings.  The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the years ended December 31, 2002 and 2001.

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

For the years ended December 31, 2002 and 2001, the Company recognized net charges related to the designated cash flow hedges of forecasted transactions in the amounts of $883 and $108, respectively, in other expense, which consisted primarily of premium costs for option contacts.  At December 31, 2002, $235 ($141 after tax) was included in accumulated other comprehensive loss.  This represents the remaining option premium costs net of the fair value of the open option contracts that are designated as cash flow hedges.  This loss is expected to be charged to earnings during 2003 as the hedged transactions occur.

In addition to forecasted cash flow transactions, the Company hedges the majority of its net recognized foreign currency transactional exposures with forward foreign exchange contracts to reduce the risk that the Company’s earnings and cash flows will be affected by changes in foreign currency exchange rates.  These derivative instruments do not subject the Company’s earnings or cash flows to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets and liabilities being hedged.  These forward foreign exchange contracts are generally entered into for periods of one to six months.  The realized loss on foreign exchange transactions for the years ended December 31, 2002 and 2001 was $1,906 and $1,756, respectively, and is included in other expense.  Under our hedging program, the losses in 2002 were more than offset by unrealized gains of  $2,097 on the underlying assets.  Losses in 2001 were offset only to a minor degree because our hedging program was not fully implemented until the beginning of 2002.  For the year ended December 31, 2002, a net gain of $190 was included in other income and expense from all foreign exchange transactions, realized and unrealized.

NOTE 4 — SALE OF INSTROMEDIX

On August 31, 2000, pursuant to an Asset Purchase Agreement dated as of August 17, 2000, the Company sold the assets and certain liabilities of its Instromedix division to Card Guard Technologies, Inc. (“Buyer”) for $30,000 in cash (the “Sale”).

The Asset Purchase Agreement and the other agreements executed in connection with the sale required the Company to assist Buyer in setting up a fully independent headquarters and manufacturing facility in San Diego, California.  Pursuant to these agreements, $5,000 of the $30,000 purchase price was placed in escrow.  The Company received such escrowed amount, after certain offsets, upon completion of its obligations under the agreements in the first quarter of 2001 and recognized a gain.  The total after-tax gain recorded related to the Sale was $5,576, with $3,737, or $.06 per share, recorded during 2001 and $1,839, or $.03 per share recorded in 2000.  Approximately$18,000 of the net cash proceeds from the Sale (after taxes and other estimated costs) was used to repay indebtedness under the bank credit facility.  Additionally, during the second quarter of 2001, the Company received a $4,513 refund of Federal tax payments made in 2000 related to the sale of Instromedix.

As a result of the Sale, the Company’s consolidated statements of operations exclude the Instromedix results from continuing operations and reflect such operating results as discontinued operations.  The operating results for Instromedix for 2000 through the Sale date have been reported as a loss from operations of discontinued business for the year ended December 31, 2000.  During 2001, the Company assessed additional reserves related to the discontinued business and determined the contingency was no longer probable.  This change in estimate resulted in the release of a reserve of $450 ($270 net of tax) which is recorded in discontinued operations.  For the year ended December 31, 2000, Instromedix sales included in discontinued operations were $8,672.

NOTE 5 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	December 31,
	2002	2001
Receivables, net:
Trade receivables	$85,145	$62,219
Allowance for doubtful accounts	(3,650)	(2,842)
	81,495	59,377
Current portion of net investment in sales-type capital leases (note 10)	8,555	8,516
	$90,050	$67,893

Inventories:
Raw materials	$27,946	$40,546
Work-in-process	2,322	4,993
Finished goods	26,656	23,869
	$56,924	$69,408
Prepaid expenses and other current assets:
Deferred income tax assets	$17,521	$28,110
Other	4,768	5,346
	$22,289	$33,456
Property, plant and equipment, net:
Land	$640	$640
Building and leasehold improvements	17,912	16,991
Machinery and equipment	62,711	55,464
Information technology	34,274	28,791
Furniture and fixtures	7,946	7,188
Instruments at customers	38,190	28,785
Construction-in-process	4,802	7,620
	166,475	145,479
Accumulated depreciation and amortization	(110,027)	(87,872)
	$56,448	$57,607

Depreciation expense was $19,595, $18,619 and $18,767 for 2002, 2001 and 2000, respectively, including $1,811, $1,440 and $1,422 of depreciation on capitalized computer software in 2002, 2001 and 2000, respectively.  The net book value of instruments at customers at December 31, 2002 and 2001 was $7,770 and $6,897, respectively.

	December 31,
	2002	2001
Other non-current assets:
Capitalized patent issuance and trademark registration costs, net	$3,375	$2,719
Patent license agreements, net	6,902	8,242
Debt issue costs, net	8,716	10,886
Other	6,634	6,166
	$25,627	$28,013
Intangible assets, net:
Patents and completed technology	$29,021	$28,946
Product licensing and distribution fees	8,462	8,578
Trademarks	90,000	90,000
	127,483	127,524
Accumulated amortization	(37,409)	(35,130)
	$90,074	$92,394

Amortization expense of intangible assets was $4,363, $13,294 and $13,152 during 2002, 2001 and 2000, respectively.

	December 31,
	2002	2001
Accrued expenses and other current liabilities:
Compensation	$25,975	$28,886
Warranty	7,622	7,338
Interest	3,109	5,580
Other	13,845	9,929
	$50,551	$51,733

Other non-current liabilities:
Deferred income tax liability	$19,577	$22,135
Deferred revenue	14,061	7,763
Warranty	935	685
Payable to Holdings (note 14)	7,730	11,426
Other	5,640	5,667
	$47,943	$47,676

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2002	2001

9-3/4% senior subordinated notes due 2006	$180,000	$180,000
11-5/8% senior secured notes due 2006	170,000	170,000

Long-term debt	$350,000	$350,000

Senior secured notes:

 ALARIS Medical Systems completed an offering of $170,000 of Senior Secured Notes on October 16, 2001.  Proceeds from the offering were $164,900, net of investment banking fees.  These proceeds, along with existing cash of approximately $10,000, were used to repay all amounts then outstanding under ALARIS Medical Systems’ bank credit facility (“Credit Facility”) (approximately $157,400 including principal, accrued interest and cost to terminate a related interest rate swap agreement) and to repurchase $20,000 aggregate principal amount of ALARIS Medical Systems’ 9-3/4% senior subordinated notes due 2006 (“Senior Subordinated Notes”) at a discount to par.  The termination of the interest rate swap resulted in a loss of $1,577, which was recorded as other expense.

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

The Senior Secured Notes bear interest at 11-5/8%, payable semi-annually, with all principal due at maturity on December 1, 2006.  The Company is not required to make mandatory redemption or sinking fund payments with respect to the Senior Secured Notes prior to maturity.  Prior to December 1, 2003, the Company may redeem up to 35% in aggregate principal amount of Senior Secured Notes at a redemption price equal to 111.625% of the principal amount thereof plus accrued and unpaid interest with the cash proceeds of one or more public or private offerings of common stock of ALARIS Medical, Inc.  On or after December 1, 2005, ALARIS Medical Systems may redeem the Senior Secured Notes at 105.813% of the principal amount thereof, plus accrued and unpaid interest.  In the event of a change of control, as defined in the indenture, holders of the Senior Secured Notes will have the right to require ALARIS Medical Systems to purchase their Senior Secured Notes at 101% of the principal amount thereof, plus accrued and unpaid interest.

The Senior Secured Notes rank senior to all other indebtedness of ALARIS Medical Systems and are collateralized by all capital stock in the directly owned domestic subsidiaries of ALARIS Medical Systems, except for those subsidiaries deemed unrestricted subsidiaries under the indentures, 65% of the capital stock in the directly owned foreign subsidiaries of ALARIS Medical Systems and substantially all other assets of ALARIS Medical Systems, including real property, equipment, intellectual property, inventory, personal property and general intangibles, other than accounts receivable.  The Senior Secured Notes contain various restrictive covenants, including limiting the ability of ALARIS Medical Systems and its restricted subsidiaries to incur additional indebtedness or liens, make investments, sell assets, pay dividends, repurchase stock, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of its assets.

Senior subordinated notes:

The Senior Subordinated Notes bear interest at a rate of 9-3/4% per annum, which is payable semi-annually on June 1 and December 1 of each year.  The Company is not required to make mandatory redemption or sinking fund payments with respect to the Senior Subordinated Notes prior to maturity.  The Senior Subordinated Notes are redeemable at the option of ALARIS Medical Systems, in whole or in part, at any time on or after December 1, 2001 at the price of 104.875%, plus accrued and unpaid interest, with the redemption price declining each December 1 thereafter.  For 2003 such redemption price is 101.625%.  On or after December 1, 2004, the redemption price is 100% of the principal amount thereof, plus accrued and unpaid interest.  In the event of a change of control, as defined in the indenture, holders of the Senior Subordinated Notes will have the right to require ALARIS Medical Systems to purchase their Senior Subordinated Notes at 101% of the principal amount thereof, plus accrued and unpaid interest.  The Senior Subordinated Notes are subject to certain restrictive and reporting covenants, including limiting the ability of ALARIS Medical Systems and its restricted subsidiaries to incur additional indebtedness or liens, make investments, sell assets, pay dividends, repurchase stock, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of its assets.  On October 16, 2001, in conjunction with the issuance of the Senior Secured Notes, ALARIS Medical Systems repurchased $20,000 aggregate principal amount of the Senior Subordinated Notes at a discount to par.  At December 31, 2002, the Company had outstanding $180,000 of Senior Subordinated Notes.

Senior discount notes of Holdings:

In July 1998, ALARIS Medical completed the sale of $109,892 of 11-1/8% Senior Discount Notes due 2008 (“Senior Discount Notes”), receiving net proceeds of $106,321.

The Senior Discount Notes accrete to $189,000 principal amount on August 1, 2003.  Prior thereto, interest accruing on the Senior Discount Notes is added to the outstanding principal balance through July 31, 2003.  Interest on the Senior Discount Notes accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004.  The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permit ALARIS Medical Systems to make distributions, or “restricted payments,” to ALARIS Medical if at the time of the restricted payment, ALARIS Medical Systems satisfies the two conditions described in the following paragraphs.  Additionally, payments to ALARIS Medical to fund up to $1,500 annually in ALARIS Medical operating or capital expenditures are defined as restricted payments but do not require meeting these conditions.  Based on its operating results for the year ended December 31, 2002, ALARIS Medical Systems met the two required conditions to make restricted payments for the first time in the first quarter of 2003.

The first condition which must be satisfied prior to making a restricted payment is that at the time of the distribution, ALARIS Medical Systems must have a Fixed Charge Coverage Ratio (as calculated in accordance with the indentures as described below) of at least 2.5 to 1 calculated for the four complete calendar quarters preceding the distribution as though the distribution had been made at the beginning of such period.  The Fixed Charge Coverage Ratio will be determined by dividing ALARIS Medical Systems’ Consolidated EBITDA (as defined in the indentures) by its Consolidated Interest Expense (as defined in the indentures).  Based on the ALARIS Medical Systems interest expense for the year ended December 31, 2002, the actual amount of interest expense to be included in the calculation of the Fixed Charge Coverage Ratio was approximately $38,800.  As a result, the minimum required Consolidated EBITDA to meet the ratio for 2002 was approximately $96,900 while the actual Consolidated EBITDA was approximately

$97,600.  Assuming no future changes to the amount or terms of currently outstanding debt of ALARIS Medical Systems, approximately $96,900 represents the minimum required Consolidated EBITDA for future four quarter calculations of the Fixed Charge Coverage Ratio.

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

The second condition which must be satisfied prior to making a restricted payment is that the distribution, together with certain other restricted payments, may not exceed a sum determined by reference to ALARIS Medical Systems’ cumulative Consolidated Net Income (as defined in the indentures) for the period since January 1, 1997 and cash capital contributions received after such date, less restricted payments made.  This condition provides that the Consolidated Net Income of ALARIS Medical Systems will be added to the amount available each quarter until such time as historical net losses (of $23,930 through December 31, 2002) are exhausted.  Subsequent to such time, 50% of future ALARIS Medical Systems’ net income will be added to the amount available.  At December 31, 2002, the amount available for future restricted payments was $30,836.

The preceding description of the provisions of the indentures which govern restricted payments, including the defined terms, is a summary only and is qualified in its entirety by the text of the indentures, which the Company has previously filed with the Securities and Exchange Commission.  (See Item 15, “Exhibits, Financial Statement Schedules and Reports on Form 8-K.”)

As described above, for the year ended December 31, 2002, ALARIS Medical Systems met the requirements under its debt agreements to make a restricted payment in the first quarter of 2003.  As a result, in February 2003, ALARIS Medical Systems made distributions to ALARIS Medical in the amount of $30,800.  ALARIS Medical used a portion of such distributions to repurchase in a private transaction $25,000 face amount of the Senior Discount Notes at a total cost of $25,000 representing a premium of $1,171 or 4.7% over the then accreted carrying value.  Such premium along with a write-off of unamortized debt issue cost related to the purchased amount of debt will be recorded as a charge of $1,545 (approximately $1,000 after tax) in the Company’s first quarter 2003 operating results.

Convertible Debentures of Holdings:

ALARIS Medical’s 7-1/4% convertible subordinated debentures (“Convertible Debentures”) were retired at their scheduled maturity on January 15, 2002.

The indentures governing ALARIS Medical Systems’ 11-5/8% senior secured notes and 9-3/4% senior subordinated notes permit ALARIS Medical Systems to use $15,000 of its cash on hand to invest in a wholly owned unrestricted subsidiary.  ALARIS Medical Systems made such investment and the unrestricted subsidiary used a portion of the proceeds of such investment to acquire $183 in principal amount of the Convertible Debentures at an approximate 1% discount in the open market in 2001.  In 2002, the remaining $14,812 was loaned to ALARIS Medical, which used the proceeds of such loan and proceeds from the exercise of stock options to retire the $15,969 of Convertible Debentures.  A portion of the stock option exercise proceeds resulted from the exercise by some of our executive officers of stock options.  In connection with the exercise, three of our executive officers received interest-bearing, short-term loans, aggregating $620, from ALARIS Medical Systems.  These loans were repaid in full in early 2002.  ALARIS Medical was entitled to require such executive officers to exercise such options in order to provide ALARIS Medical with sufficient funds to retire the Convertible Debentures.  Such options were granted to these executive officers in anticipation of ALARIS Medical’s need to require such exercise in order to complete the retirement of the Convertible Debentures.

Maturities of long-term debt during the years subsequent to December 31, 2002 are as follows:

2003	$—
2004	—
2005	—
2006	350,000
Thereafter	—
$350,000

NOTE 7 — INCOME TAXES

The provision for (benefit from) income taxes comprises the following:

Continuing operations:

	Year Ended December 31,
	2002	2001	2000

Current:
Federal	$1,173	$1,990	$5,335
State	269	601	—
Foreign	3,728	2,723	175
Total current	5,170	5,314	5,510

Deferred:
Federal	6,132	(993)	(1,249)
State	665	(773)	96
Foreign	1,234	(325)	(1,157)
Total deferred	8,031	(2,091)	(2,310)
Provision for (benefit from) income taxes for continuing operations	$13,201	$3,223	$3,200

Discontinued operations:

	Year Ended December 31,
	2002	2001	2000

Current:
Federal	$—	$891	$4,999
State	—	189	1,060
Total current	—	1,080	6,059

Deferred:
Federal	—	1,314	(4,707)
State	—	278	(998)
Total deferred	—	1,592	(5,705)

Provision for income taxes for discontinued operations	$—	$2,672	$354

The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (35%) and the effective income tax rate for continuing operations comprise the following:

	Year Ended December 31,
	2002	2001	2000

Taxes computed at statutory rate	$11,745	$543	$651
State income taxes, net of federal benefit	538	(112)	62
Effect of foreign operations	827	610	481
Amortization and write-off of non-deductible intangible assets	—	1,995	1,995
U.S. research credits	(200)	(440)	—
U.S. nondeductible expenses	291	595	694
Other, net	—	32	(683)
Provision for income taxes for continuing operations	$13,201	$3,223	$3,200

The components of the net deferred tax assets included in the Consolidated Balance Sheet as of December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets:
Accrued liabilities and reserves	$19,225	$28,515
Unearned income	2,434	1,342
Credit carryforwards	2,854	2,854
Inventory	6,246	5,928
Net operating loss carryforwards	—	1,318
Miscellaneous	131	568
	30,890	40,525
Valuation allowance	(1,662)	(1,662)

Total deferred tax assets	29,228	38,863

Deferred tax liabilities:
Intangible assets	29,376	28,702
Property, plant and equipment	209	2,151
Miscellaneous	1,700	2,035

Net deferred tax assets	$(2,057)	$5,975

As of December 31, 2002, the Company had foreign tax credit carryforwards of approximately $1,973 and state research and development tax credit carryforwards of approximately $1,516 before federal tax effect. The foreign tax credits have expiration dates through 2006.

U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-U.S. subsidiaries.  The Company intends to reinvest these earnings indefinitely in operations outside the United States.

ALARIS MEDICAL SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 8 — STOCK OPTION PLANS

ALARIS Medical maintains stock option plans under which incentive stock options may be granted to key employees of the Company and non-qualified stock options may be granted to key employees, directors, officers, independent contractors and consultants.

The exercise price for incentive stock options generally may not be less than the underlying stock’s fair market value at the grant date.  The exercise price for non-qualified stock options granted to employees is determined by the Compensation Committee of the Board of Directors.  The exercise price for non-qualified stock options granted to non-employee directors may not be less than the underlying stock’s fair market value at the grant date.

Options granted to employees vest and become exercisable as determined by the Compensation Committee and as set forth in the respective grantee’s stock option agreement.  Options granted to non-employee directors generally vest and become exercisable over a three-year period.  Beginning in 2002, options granted to employees generally expire upon the earlier of the termination of the optionee’s employment, with vested options expiring ninety days after termination of employment, or ten years from the grant date.  Options granted to non-employee directors generally expire upon the earlier of the date the optionee is no longer a director or effective in 2002, ten years from the grant date.  Options granted to non-employee directors in lieu of cash retainer are fully vested upon grant and terminate ten years from the date of grant.

Of the total 9,500 shares available for issuance upon exercise of stock options under the 1996 Stock Option Plan, 2,800 shares are reserved for issuance pursuant to “performance options”.  In December 2002, the Board of Directors amended (subject to stockholder approval) the 1996 Stock Option Plan to make the remaining portion of these 2,800 reserved shares available for option grants which are not subject to the vesting restriction contained in the performance options.  At December 31, 2002, 1,764 of such options were outstanding.  The vesting for these specific options granted is the earlier of seven years after the grant date or 30% at the time market value of ALARIS Medical’s common stock reaches $7.00, another 40% when it reaches $9.00 and another 30% when it reaches $11.00 per share for 60 out of 66 consecutive business days.

Stock option activity:

Activity for 2002, 2001 and 2000 with respect to these plans is as follows:

	Shares Underlying Options	Option Price Per Share
Outstanding at December 31, 1999	7,967	$ 1.78 – $ 6.75
Granted	1,325	$ 0.41 – $ 2.81
Exercised	(1)	$ 1.81 – $ 1.81
Canceled	(1,666)	$ 1.31 – $ 6.75

Outstanding at December 31, 2000	7,625	$ 0.41 – $ 6.75
Granted	1,267	$ 0.34 – $ 3.30
Exercised	(111)	$ 0.41 – $ 3.09
Canceled	(2,150)	$ 0.56 – $ 6.75

Outstanding at December 31, 2001	6,631	$ 0.34 – $ 6.75
Granted	2,098	$ 2.61 – $ 7.00
Exercised	(638)	$ 0.41 – $ 6.00
Canceled	(528)	$ 0.41 – $ 6.13
Outstanding at December 31, 2002	7,563	$ 0.34 – $ 7.00

At December 31, 2002, 2,897 shares were available for future grant and 10,460 shares of common stock were reserved for issuance pursuant to the Company’s stock option plans.  At December 31, 2002, 2001 and 2000, shares exercisable were 3,650, 3,176 and 3,488, respectively.

The following table summarizes information about employee stock-based compensation plans outstanding at December 31, 2002:

OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 2002

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 - $1.34	1,137	7.95	$0.75	623	$0.68
$1.38 - $1.88	1,041	6.41	$1.72	574	$1.76
$1.91 - $2.00	1,232	6.98	$2.00	3	$1.93
$2.00 - $3.00	1,905	7.43	$2.70	618	$2.86
$3.09 - $3.69	1,272	6.15	$3.31	1,189	$3.31
$3.75 - $7.00	976	7.71	$5.05	643	$4.81
$0.34 - $7.00	7,563	7.11	$2.56	3,650	$2.80

NOTE 9 — BENEFIT PLANS

Pension plans:

The Company had a defined benefit pension plan (the “Plan”) which covered substantially all of its U.S. employees of a predecessor company as of December 31, 1993.  On December 1, 1993, the predecessor company’s Board of Directors approved amendments to the Plan provisions which include, among other matters, cessation of benefit accruals after December 1, 1993.  All earned benefits as of that date were preserved and the Company will continue to contribute to the Plan as necessary to fund earned benefits.  No contributions to the Plan were required during 2002, 2001 or 2000 due to the prepaid position of the Plan during those years.

The following table sets forth the change in the benefit obligation and the change in the Plan assets during the years ended December 31, 2002 and 2001 and the Plan’s estimated funded status and amounts recognized in the Company’s balance sheet as of December 31, 2002 and 2001:

	December 31,
	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$12,653	$11,185
Service cost	281	313
Interest cost	924	885
Benefits paid	(279)	(288)
Actuarial loss	822	558
Benefit obligation at end of year	$14,401	$12,653

Change in Plan assets:
Fair value of Plan assets at beginning of year	$17,522	$19,302
Actual return on Plan assets	(2,083)	(1,492)
Benefits paid	(279)	(288)
Fair value of Plan assets at end of year	$15,160	$17,522
Funded status	$759	$4,869
Unrecognized actuarial loss (gain)	3,278	(1,191)
Prepaid benefit cost	$4,037	$3,678

The components of net periodic benefit gain for the years ended December 31, 2002, 2001 and 2000 are as follows:

	December 31,
	2002	2001	2000

Service cost	$281	$313	$308
Interest cost	924	885	836
Expected return on Plan assets	(1,563)	(1,726)	(1,702)
Recognized actuarial gain	—	(255)	(357)
Net periodic benefit gain	$(358)	$(783)	$(915)
Assumptions used in the accounting are as follows:
Discount rates	7.00%	7.50%	8.00%
Rates of increase in compensation levels	NA	NA	NA
Expected long-term rates of return on assets	9.00%	9.00%	9.00%

Defined contribution plan:

ALARIS Medical Systems has a 401(k) plan that allows eligible employees to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with specified guidelines.  ALARIS Medical Systems matches a percentage of the employee contributions up to certain limits.  The Company’s contribution expense for the years ended December 31, 2002, 2001 and 2000 was $1,903, $1,668 and $1,827, respectively.

At December 31, 2002, the 401(k) plan had total assets of $90,979 spread among ten investment funds.  Plan participants can choose to allocate their contributions and the Company matching contributions to any one or number of the eight active investment choices.  Included in the plan is a fund which invests solely in the common stock of ALARIS Medical (the “Stock Fund”).  The Stock Fund was established in 1998 and received participant contributions until February 2001 when new contributions were no longer allowed.  At such time, the Stock Fund held 1,480 shares of ALARIS Medical common stock.  Participants are still allowed to move their holdings out of the Stock Fund.  At December 31, 2002, the Stock Fund held 1,261 shares, or approximately 2.1% of the total shares outstanding, of ALARIS Medical common stock.

NOTE 10 — LEASES

Lease receivables:

Anticipated future minimum amounts due under customer agreements accounted for as sales-type capital leases as of December 31, 2002 are as follows:

Year Ending December 31:	Sales-type Capital Leases

2003	$12,085
2004	8,774
2005	6,567
2006	4,183
2007	1,721
Thereafter	488
Total	$33,818

The net investment in sales-type capital leases consists of the following:

	December 31,
	2002	2001

Minimum lease payments	$33,818	$45,866
Unguaranteed residual value of leased equipment	—	24
Unearned interest income	(7,998)	(12,040)
Allowance for estimated uncollectible lease receivables	(1,215)	(1,109)
Net investment in sales-type capital leases	24,605	32,741
Current portion	(8,555)	(8,516)
Net investment in sales-type capital leases, less current portion	$16,050	$24,225

NOTE 10 — LEASES (Continued)

Lease commitments:

The Company leases buildings and equipment under non-cancelable operating leases with terms ranging from approximately 2 to 13 years.  Scheduled future minimum lease commitments as of December 31, 2002 are as follows:

Year Ending December 31:	Operating Leases

2003	$6,413
2004	6,013
2005	5,946
2006	2,021
2007	1,368
Thereafter	5,398
$27,159

Rental expense was $5,673, $5,634 and $6,103 during 2002, 2001 and 2000, respectively.  Certain facility leases contain escalation clauses.  The Company recognizes rent expense on a straight-line basis over the lease term.

NOTE 11 — RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES

During the first quarter of 2002, the Company recorded a non-recurring benefit of $1,125 for an insurance settlement.  The settlement related to damages and losses incurred at one of our disposable products manufacturing plants in Mexico in 1993 as a result of flooding.  The contingency related to the insurance settlement was resolved in the first quarter of 2002, when we received proceeds of $1,000 during the first quarter and notification of an additional payment due of $125, which was received during April 2002.

Also during the first quarter of 2002, the Company initiated a plan to restructure our technical services operations in Central Europe.  In this connection, the Company recorded a charge of $540 which included $400 for severance costs for 21 positions affected by the relocation of the German operation and $140 related to lease termination.  As of December 31, 2002, all severance payments have been made to the identified employees.

During 2001, the Company recorded a charge of $3,369 for restructuring and other non-recurring activities.  These activities were related to streamlining of operations in the North America business unit and resulted in the elimination of 71 positions.  The restructuring and other non-recurring charges are composed of severance and related benefits of $2,562 and consulting fees of $807.  The Company also incurred non-recurring charges of $3,520 in 2001 related to obtaining an amendment to the Credit Facility.  The charges related to legal, advisory and other consultant expenses incurred by ALARIS and its lenders, which the Company was required to pay.

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

NOTE 12 — SEGMENT INFORMATION

The Company’s segment performance is based on results of two geographical business segments within the same line of business  North America and International.

The Company is organized primarily based on geographic location with the United States and Canada drug infusion and patient monitoring business, and Mexico manufacturing activities, representing the North American segment.  All other international operations, including Europe, Asia, Australia and Latin America, represent the International segment.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” (note 1).  The geographical data does not include intersegment revenues.  All expenses associated with corporate headquarters appear in the North America business unit.  The Company evaluates the performance of its segments based on operating income and adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA).  Adjusted EBITDA represents income from operations before restructuring, integration, extraordinary items, other non-recurring charges, depreciation and amortization.  Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles.

The table below presents information about reported segments for the years ended December 31:

	North America	International	Total
2002
Sales	$317,708	$142,625	$460,333
Income from operations	40,225	32,862	73,087
Adjusted EBITDA	55,635	40,825	96,460

2001
Sales	$285,630	$127,165	$412,795
Income from operations	21,342	23,841	45,183
Adjusted EBITDA	53,127	30,858	83,985

2000
Sales	$259,864	$119,084	$378,948
Income from operations	25,805	16,425	42,230
Adjusted EBITDA	54,927	26,270	81,197

Reconciliation of total segment adjusted EBITDA to consolidated income (loss) from continuing operations before taxes:

	2002	2001	2000
Adjusted EBITDA

Total adjusted EBITDA for reportable segments	$96,460	$83,985	$81,197
Depreciation and amortization	(23,958)	(31,913)	(31,919)
Net interest	(38,481)	(39,671)	(40,230)
Restructuring and other non-recurring items	585	(6,889)	(7,048)
Other reconciling items	(1,050)	(3,959)	(140)
Income (loss) from continuing operations before income taxes	$33,556	$1,553	$1,860

Sales

	2002	2001	2000

Product Line Information
Drug Infusion	$404,918	$356,148	$326,141
Patient Monitoring	31,754	33,383	31,088
Service	21,644	20,791	19,427
Shipping and handling	2,017	2,473	2,292
	$460,333	$412,795	$378,948

Sales

Long-Lived Assets

	2002	2001	2000	2002	2001
Geographical Information

United States

$

303,914

$

267,861

$

246,289

$

312,457

$

327,949

International (a)	156,419	144,934	132,659	18,312	16,860
	$460,333	$412,795	$378,948	$330,769	$344,809

(a)    Includes Canadian sales, which are included in the North America unit for segment reporting purposes.

NOTE 13 — CASH FLOW INFORMATION

During the year ended December 31, 2002, federal, state, and foreign taxes paid, net of tax refunds, totaled $7,406.  During the year ended December 31, 2001, federal, state, and foreign taxes paid, net of tax refunds, resulted in a cash inflow of $1,918.  Federal, state and foreign income taxes paid during 2000 totaled $8,335.  Interest paid during 2002, 2001 and 2000 totaled $39,783, $36,832 and $39,730, respectively.

NOTE 14 — RELATED PARTY ARRANGEMENTS

Pursuant to ALARIS Medical Systems’ tax sharing agreement with Holdings, for Federal income tax purposes, ALARIS Medical Systems is required to calculate its current income tax liability on a stand-alone basis as if it were not included in the Holdings consolidated income tax return.  The resulting tax liability is payable to Holdings.  The pro-forma income taxes payable recorded on ALARIS Medical Systems on a stand alone basis at December 31, 2002 and 2001 are $7,900 and $11,426, respectively, and are recorded in other non-current liabilities as a payable to Holdings.  Such amounts eliminate in the consolidated financial statements.

NOTE 15 — CONTINGENCIES AND LITIGATION

Government Regulation

The United States Food and Drug Administration (the “FDA”), pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDC Act”), regulates the introduction of medical devices into commerce, as well as testing manufacturing procedures, labeling, adverse event reporting and record keeping with respect to such products.  The process of obtaining market clearances from the FDA for new products can be time consuming and expensive and there can be no assurance that such clearances will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of products.  Enforcement of the FDC Act depends heavily on administrative interpretation and there can be no assurance that interpretations made by the FDA or other regulatory bodies will not have a material adverse effect on the business, financial condition, results of operations or cash flows.  The FDA and state agencies routinely inspect the Company to determine whether the Company is in compliance with various requirements relating to manufacturing practices, testing, quality control, complaint handling, medical device reporting and product labeling.  Such inspections can result in such agencies requiring the Company to take certain corrective actions for non-complying conditions observed during the inspections.

A determination that the Company is in material violation of the FDC Act or such FDA regulations could lead to the issuance of warning letters, imposition of civil or criminal sanctions against the Company, its officers and employees, including fines, recalls, repair, replacement or refund to the user of the cost of such products and could result in the Company losing its ability to contract with government agencies.  In addition, if the FDA believes any of the Company’s products violate the law and present a potential health hazard, the FDA could seek to detain and seize products, to require the Company to cease distribution and to notify users to stop using the product.  The FDA could also refuse to issue or renew certificates to export the Company’s products to foreign countries.  Such actions could also result in an inability of the Company to obtain additional clearances or approvals to market its devices.

In the United States, the Company has initiated and carried out eleven field corrective actions which the FDA considers product recalls from 1997 through 2001.  The Company has submitted to the FDA requests for closure related to each of these corrective actions but has not received notice of closure from the FDA.  The Company has four active field corrective actions related to its products manufactured and sold outside the United States.  In the second quarter of 1999, the Company initiated three corrective actions of certain versions of the P Series syringe pumps, which are manufactured in the United Kingdom and sold outside the United States, primarily in Europe.  These corrective actions relate to software and hardware upgrades of the P Series syringe pumps.  In the first quarter of 2000, the Company stopped shipment of a large volume pump previously introduced in the International market for redesign of its air-in-line sensing capability.  The Company introduced the redesigned product into the International market in the third quarter of 2001 and provided a field correction for existing units.  None of these field corrective actions materially interfered with the Company’s operations and the affected product lines continued or will continue to be marketed by the Company.

Prior to 2001, the Company incurred significant costs related to field corrective actions, including those classified by the FDA as recalls.  These costs include labor and materials, as well as travel and lodging for repair technicians.  Estimates of the costs to complete these activities are often quite difficult to determine due to uncertainty surrounding how many affected units are still in service and how many units customers will fix without our assistance.  Due to these difficulties in estimating costs, it is possible that the actual costs to complete each individual field corrective action could differ significantly from management’s current estimates to complete such activities.  Although there can be no assurances, the Company estimates the amounts required to cover these activities to be insignificant and believes it has adequate reserves to cover the remaining estimated aggregate costs related to these activities.

Litigation

On December 5, 2000, the Company filed a lawsuit in the United States District Court for the Southern District of California against Filtertek, Inc., seeking a declaration that the Company’s own needle-free system does not infringe a Filtertek patent relating to a Filtertek needle-free device as well as seeking unspecified damages and equitable relief from Filtertek, for infringement of a patent relating to a needle-free system licensed to the Company on an exclusive basis by Medex, Inc.  On March 9, 2001, Filtertek filed a  lawsuit in the United States District Court for the Northern District of Illinois seeking unspecified damages and equitable relief from the Company claiming that the Company’s needle-free system infringes the Filtertek patent as well as seeking a declaration, against Medex only, that Filtertek’s needle-free device does not infringe the needle-free system patent licensed to the Company by Medex.  The Company subsequently withdrew its claim for damages and equitable relief relating to the Medex patent.  As a result of motions made by the parties, the California action was transferred to the Illinois court.  The Court-appointed Special Master conducted a claims construction hearing and provided the Court with recommendations on how the single claim of the Filtertek patent at issue should be construed, which the Court has since adopted.

The Company believes that it has meritorious defenses to all of Filtertek’s claims and it intends to defend itself vigorously.  The Company has offered to submit to mediation or arbitration to expedite the resolution of this case, but the parties have not reached agreement to do so.  On November 15, 2002, the Company moved for a summary adjudication of the claims.  If that does not resolve all claims, the Company will press for a prompt trial of the remaining claims.  There can be no assurance that the Company’s defenses will defeat all of Filtertek’s claims and the failure to do so could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company is also a defendant in various actions, claims and legal proceedings arising from its normal business operations.  Management believes the Company has meritorious defenses to these cases and intends to defend itself vigorously.  As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters.  However, in management’s opinion, based on discussions with legal counsel, liabilities arising from such matters, if any, will not have a material adverse effect on the business, financial condition, results of operations or cash flows.

Other Matters

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

ALARIS MEDICAL SYSTEMS, INC.

Schedule II - Valuation and Qualifying Accounts and Reserves

For the Three Years Ended December 31, 2002

(Dollars in Thousands)

	Additions Balance at beginning of period	charged to costs and expenses	Deductions(1)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2002	$2,842	$845	$(37)	$3,650
Year ended December 31, 2001	2,331	694	(183)	2,842
Year ended December 31, 2000	3,119	450	(1,238)	2,331

(1)             Represents accounts written-off as uncollectible, net of collections on accounts previously written-off.

	Additions Balance at beginning of period	charged to costs and expenses	Deductions	Balance at end of period
Tax valuation allowance:
Year ended December 31, 2002	$1,662	$—	$-	$1,662
Year ended December 31, 2001	2,029	1,131	(1,498)	1,662
Year ended December 31, 2000	2,029	—	—	2,029

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21	List of Subsidiaries of ALARIS Medical Systems, Inc.

99.1	Certification by David L. Schlotterbeck Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by William C. Bopp Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.