Form 10-Q
period 2003-03-31
ALARIS MEDICAL SYSTEMS INC
filed 2003-04-30
CIK 1029069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]   No:[ ]

The registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

As of April 22, 2003, the registrant had 100 shares of Common Stock outstanding.

ALARIS MEDICAL SYSTEMS, INC.

INDEX

PART I. FINANCIAL STATEMENTS
Item 1 - Financial Statements:
Page
Condensed consolidated statement of operations for
the three months ended March 31, 2003 and 2002 (unaudited)	3
Condensed consolidated balance sheet at
March 31, 2003 (unaudited) and December 31, 2002	4
Condensed consolidated statement of cash flows for
the three months ended March 31, 2003 and 2002 (unaudited)	5
Condensed consolidated statement of changes
in stockholder's equity and comprehensive income for the period from
December 31, 2002 to March 31, 2003 (unaudited)	6
Notes to the condensed consolidated financial statements (unaudited)	7
Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations	16
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	26
Item 4 - Controls and Procedures	27
PART II. OTHER INFORMATION
Item 6 - Exhibits and Reports on Form 8-K	28

        We have registered, applied to register or are using the following trademarks referred to in this document: ALARIS®, ALARIS Medical Systems®, Guardrails®, Medication Safety at the Point of Care™, Medley™, and SmartSite®.

FORM 10 – Q
PART 1 — ITEM 1
FINANCIAL STATEMENTS

ALARIS MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2003	2002

Sales	$121,174	$104,400
Cost of sales	58,000	52,688

Gross profit	63,174	51,712
Selling and marketing expenses	24,242	21,436
General and administrative expenses	10,725	9,441
Research and development expenses	8,798	6,202
Restructuring and other non-recurring items	-	(585)

Total operating expenses	43,765	36,494

Interest income from sales-type capital leases	873	1,189

Income from operations	20,282	16,407
Other income (expenses):
Interest income	219	214
Interest expense	(9,840)	(9,880)
Other, net	189	(494)

Total other expense	(9,432)	(10,160)

Income before income taxes	10,850	6,247
Provision for income taxes	4,232	2,498

Net income	$6,618	$3,749

        The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands except share data)

ASSETS

	March 31, 2003	December 31, 2002
	(Unaudited)

Current assets:
Cash and cash equivalents	$69,297	$68,483
Receivables, net	71,611	90,050
Inventories	59,122	56,924
Prepaid expenses and other current assets	19,610	22,289

Total current assets	219,640	237,746

Net investment in sales-type capital leases, less current portion	15,103	16,050
Property, plant and equipment, net	58,221	56,448
Other non-current assets	24,437	25,627
Goodwill	142,570	142,570
Intangible assets, net	89,523	90,074

	$549,494	$568,515

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$21,551	$19,139
Accrued expenses and other current liabilities	51,735	50,551

Total current liabilities	73,286	69,690

Long-term debt	350,000	350,000
Other non-current liabilities	49,080	47,943

Total non-current liabilities	399,080	397,943

Contingent liabilities and commitments (Note 9)

Stockholder’s equity:
Common stock and capital in excess of par value, authorized 3,000 shares at $.01 par value; 100 issued and outstanding at March 31, 2003 and December 31, 2002	172,963	203,857
Accumulated deficit	(76,626)	(83,244)
Loan to Holdings	(14,993)	(14,993)
Accumulated other comprehensive loss	(4,216)	(4,738)

Total stockholder’s equity	77,128	100,882

	$549,494	$568,515

        The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$6,618	$3,749

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,299	5,712
Net loss (gain) on disposal of property, plant and equipment	246	(51)
Debt discount and issuance costs amortization	552	551
(Increase) decrease in assets:
Receivables, net	18,439	2,575
Inventories	(2,198)	169
Prepaid expenses and other current assets	2,918	1,684
Net investment in sales-type capital leases, non-current portion	947	1,373
Other non-current assets	224	16
Increase (decrease) in liabilities:
Accounts payable	2,412	(299)
Accrued expenses and other current liabilities	1,286	881
Other non-current liabilities	1,137	9

Net cash provided by operating activities	38,880	16,369

Cash flows from investing activities:
Net capital expenditures	(7,012)	(3,387)
Patents, trademarks and other	(113)	(363)

Net cash used in investing activities	(7,125)	(3,750)

Cash flows from financing activities:
Loan to Holdings	-	(14,812)
Return of capital to Holdings	(31,132)	(806)

Net cash used in financing activities	(31,132)	(15,618)

Effect of exchange rate changes on cash	191	(12)

Net increase (decrease) in cash	814	(3,011)
Cash and cash equivalents at beginning of period	68,483	50,826

Cash and cash equivalents at end of period	$69,297	$47,815

        The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock And Capital In Excess of Par Value Shares Amount		Accumulated Deficit	Loan Receivable from Holdings	Other Compre- hensive Loss	Accumulated Total Stock- holder’s Equity	Compre- hensive Income

Balance at December 31, 2002	100	$203,857	$(83,244)	$(14,993)	$(4,738)	$100,882

Comprehensive income:
Net income for the period			6,618			6,618	$6,618
Equity adjustment from foreign
currency translation					1,049	1,049	1,049
Effects of cash flow hedges included in other comprehensive income (net of tax expense of $349)					(527)	(527)	(527)

Comprehensive income							$7,140

Tax benefit from exercise of Holdings
stock options		238				238
Return of capital to Holdings		(31,132)				(31,132)

Balance at March 31, 2003	100	$172,963	$(76,626)	$(14,993)	$(4,216)	$77,128

        The accompanying notes are an integral part of these condensed consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

NOTE 1 — BUSINESS AND STATEMENT OF ACCOUNTING POLICY

The Company:

        ALARIS Medical Systems, Inc. (“ALARIS Medical Systems”) develops practical solutions for medication safety at the point of care. ALARIS Medical Systems designs, manufactures and markets intravenous (IV) medication delivery and infusion therapy devices, needle-free disposables and patient monitoring equipment. ALARIS Medical Systems was formed by the merger of two pioneers in infusion systems, IMED Corporation (“IMED”) and IVAC Medical Systems, Inc. (“IVAC”) on November 26, 1996. ALARIS Medical Systems, a wholly-owned subsidiary of ALARIS Medical, Inc. (“ALARIS Medical” or “Holdings”), formerly Advanced Medical, Inc., was incorporated on October 14, 1994 under the laws of the State of Delaware. ALARIS Medical Systems and its subsidiaries are collectively referred to as the “Company” or “ALARIS.”

Statement of accounting policy:

        The accompanying Condensed Consolidated Financial Statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading.

        In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2003, the results of its operations for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002.

Use of estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, costs, and expenses, assets, liabilities and related disclosure of contingent amounts. While we believe our estimates and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

Shipping and handling costs:

        Shipping and handling costs for customer sales are classified as a selling and marketing expense. Shipping and handling costs for customer sales, for the three months ended March 31, 2003 and 2002, were $1,940 and $1,873, respectively.

Product warranties and deferred service revenues:

        Generally, the Company’s standard warranty for infusion instruments is a one or two year warranty (based on the specific product) that covers both parts and labor. In some instances, a customer may elect to have parts-only warranty coverage, which adds a year to the coverage period and limits coverage to parts only. Patient monitoring products generally have a 3 year parts and labor warranty. For patient monitoring products the Company sells that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company provides for the estimated cost of product warranties at the time revenue is recognized. Product warranties are recorded in other current and other non-current liabilities.

NOTE 1 — BUSINESS AND STATEMENT OF ACCOUNTING POLICY (Continued)

        The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty.

        The Company also engages in the sale of professional and technical services for which revenue is deferred and recognized upon completion of the service. Additionally, the Company sells extended on-site service programs for which revenue is deferred and recognized over the service period. Deferred service revenue is recorded in other non-current liabilities.

         Changes in the liability for product warranty and deferred service revenue associated with these service programs for the period ended March 31, 2003 was as follows :

Product warranties:
Balance at December 31, 2002	$8,557
Accruals for warranties issued during the period	2,696
Settlements made during the period	(2,346)

Balance at March 31, 2003	$8,907

Deferred service revenue:
Balance at December 31, 2002	$14,061
Amounts added to deferred revenue	1,346
Amounts recorded as revenue during the period	(1,648)

Balance at March 31, 2003	$13,759

Stock-based compensation:

        The Company measures compensation expense for ALARIS Medical’s stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income as if the fair value-based method had been applied in measuring compensation expense.

        At March 31, 2003, Holdings had several stock-based compensation plans from which incentive stock options may be granted to key employees of the Company and non-qualified stock options may be granted to key employees, directors, officers, independent contractors, and consultants. The Company accounts for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Stock options issued to independent contractors and consultants under those plans are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the counter party is complete or a performance commitment has been reached.

NOTE 1 — BUSINESS AND STATEMENT OF ACCOUNTING POLICY (Continued)

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, assuming such standard had been adopted January 1, 1995.

	Three Months Ended March 31,
	2003	2002

Net income, as reported	$6,618	$3,749

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(415)	(727)

Pro forma net income	$6,203	$3,022

        These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2003 and 2002, respectively–dividend yields of 0%, expected volatility of 50% and 75%, risk free interest rates of 3.4% and 3.4%, and expected lives of 7 years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because ALARIS Medical’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans. To comply with disclosure requirements, the Company has valued its options using the Black-Scholes option valuation model but plans to assess other valuation models and assumptions that may more accurately reflect the value of these stock options.

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired other intangible assets were as follows:

	March 31, 2003		December 31, 2002
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Patents	$29,021	$18,534	$29,021	$18,135

Distribution rights and license agreements	8,462	4,176	8,462	4,024

Subtotal other intangible assets, net
(subject to amortization)	37,483	22,710	37,483	22,159

Acquired other intangible assets
(not subject to amortization):
IVAC trade name	74,750	-	74,750	-

Other intangible assets, net	$112,233	$22,710	$112,233	$22,159

        For the three months ended March 31, 2003 and 2002, amortization expense for other intangible assets, net was $551 and $589, respectively. The estimated future annual amortization expense for other intangible assets, net is as follows:

Fiscal Year
2003 (A)	$1,630
2004	2,182
2005	2,182
2006	2,130
2007	1,774

(A)     Amount represents remaining estimated amortization expense for 2003.

NOTE 3 — INVENTORIES

Inventories comprise the following:

	March 31,	December 31,
	2003	2002
Raw materials	$30,708	$27,946
Work-in-process	4,084	2,322
Finished goods	24,330	26,656

	$59,122	$56,924

NOTE 4 — LONG-TERM DEBT

Senior secured notes:

        In April 2003, ALARIS Medical Systems repurchased $2,500 principal amount of its 11-5/8% Senior Secured Notes due 2006 (“Senior Secured Notes”), at a total cost of $2,925 or 117% of principal amount. Such premium, along with a write-off of unamortized debt issuance costs related to the purchased amount of debt will be recorded as a charge of $503 (approximately $300 after tax) in the Company’s second quarter operating results.

Senior discount notes of Holdings:

        In July 1998, ALARIS Medical completed the sale of $109,892 of 11-1/8% Senior Discount Notes due 2008 (“Senior Discount Notes”), receiving net proceeds of $106,321.

         Due to the $25,000 debt repurchase in the first quarter of 2003 described below, the Senior Discount Notes accrete to $164,000 principal amount on August 1, 2003. Prior thereto, interest accruing on the Senior Discount Notes is added to the outstanding principal balance through July 31, 2003. Interest on the Senior Discount Notes accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The indentures governing the Senior Secured Notes and the 9-3/4% Senior Subordinated Notes due 2006 (“Senior Subordinated Notes”), permit ALARIS Medical Systems to make distributions, or “restricted payments,” to ALARIS Medical if at the time of the restricted payment, ALARIS Medical Systems satisfies the two conditions described in the following paragraphs. Additionally, payments to ALARIS Medical to fund up to $1,500 annually in ALARIS Medical operating or capital expenditures are defined as restricted payments but do not require meeting these conditions. Based on its operating results for the year ended December 31, 2002, ALARIS Medical Systems met the two required conditions to make restricted payments for the first time in the first quarter of 2003. Additionally, ALARIS Medical Systems met the two required conditions as of March 31, 2003 which permitted additional restricted payments in the second quarter of 2003.

        The first condition which must be satisfied prior to making a restricted payment is that at the time of the distribution, ALARIS Medical Systems must have a Fixed Charge Coverage Ratio (as calculated in accordance with the indentures as described below) of at least 2.5 to 1 calculated for the four complete calendar quarters preceding the distribution as though the distribution had been made at the beginning of such period. The Fixed Charge Coverage Ratio is determined by dividing ALARIS Medical Systems’ Consolidated EBITDA (as defined in the indentures) by its Consolidated Interest Expense (as defined in the indentures). Based on the ALARIS Medical Systems interest expense for the twelve months ended March 31, 2003, the actual amount of interest expense to be included in the calculation of the Fixed Charge Coverage Ratio was approximately $38,700. As a result, the minimum required Consolidated EBITDA to meet the ratio for the twelve months ended March 31, 2003, was approximately $96,800 while the actual Consolidated EBITDA was approximately $105,100. Assuming no future changes to the amount or terms of outstanding debt of ALARIS Medical Systems at March 31, 2003, approximately $96,800 represents the minimum required Consolidated EBITDA for future four quarter calculations of the Fixed Charge Coverage Ratio.

NOTE 4 — LONG-TERM DEBT (Continued)

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

        The second condition which must be satisfied prior to making a restricted payment is that the distribution, together with certain other restricted payments, may not exceed a sum determined by reference to ALARIS Medical Systems’ cumulative Consolidated Net Income (as defined in the indentures) for the period since January 1, 1997 and cash capital contributions received after such date, less restricted payments made. This condition provides that the Consolidated Net Income of ALARIS Medical Systems will be added to the amount available each quarter until such time as historical net losses (of $17,312 through March 31, 2003) are exhausted. Subsequent to such time, 50% of future ALARIS Medical Systems’ net income will be added to the amount available.

         For the year ended December 31, 2002, ALARIS Medical Systems met the requirements under the indentures to make a restricted payment in the first quarter of 2003. As a result, in February 2003, ALARIS Medical Systems made distributions to ALARIS Medical in the amount of $30,800. ALARIS Medical used a portion of such distributions to repurchase in a private transaction $25,000 principal amount of Senior Discount Notes at a total cost of $25,000, representing a premium of $1,171 or 4.7% over the then accreted carrying value. Such premium, along with a write-off of unamortized debt issuance costs related to the purchased amount of debt, was recorded as a charge of $1,545 (approximately $900 after tax) in the Company’s first quarter 2003 operating results. At March 31, 2003, the amount available for future restricted payments was $6,321. In April 2003, ALARIS Medical Systems made a restricted payment to ALARIS Medical in the amount of $6,300.

NOTE 5 — RESTRUCTURING AND OTHER NON-RECURRING ITEMS

        During the first quarter of 2002, the Company recorded a non-recurring benefit of $1,125 for an insurance settlement. The settlement related to damages and losses incurred at one of the Company's disposable products manufacturing plants in Mexico in 1993 as a result of flooding. The contingency related to the insurance settlement was resolved in the first quarter of 2002, when the Company received proceeds of $1,000 during the first quarter, and notification of an additional payment due of $125, which was received during April 2002.

NOTE 5 — RESTRUCTURING AND OTHER NON-RECURRING ITEMS (Continued)

        Also during the first quarter of 2002, the Company initiated a plan to restructure its technical services operations in Central Europe. In this connection, the Company recorded a charge of $540 which included $400 for severance costs for 21 positions affected by the relocation of the German operation and $140 related to lease termination. As of March 31, 2003, all severance payments have been made to the identified employees and $11 in lease payments have been made.

NOTE 6 — SEGMENT INFORMATION

        The Company’s segment performance is based on results of two geographical business segments within the same line of business—North America and International.

        The Company is organized primarily based on geographic location with the United States and Canada drug infusion and patient monitoring business, and Mexico manufacturing activities, representing the North America segment. All other international operations, including Europe, Asia, Australia, and Latin America, represent the International segment.

        The accounting policies of the segments are the same as those described in the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The geographical data does not include intersegment revenues. All expenses associated with corporate headquarters appear in the North America segment. The Company evaluates the performance of its segments based on sales and operating income.

The table below presents information about reported segments for the three months ended March 31:

	North America	International	Total

2003
Sales	$79,980	$41,194	$121,174
Income from operations	9,317	10,965	20,282
2002
Sales	$69,446	$34,954	$104,400
Income from operations	8,816	7,591	16,407

NOTE 7 — CASH FLOW INFORMATION

        During the quarters ended March 31, 2003 and 2002, Federal, state and foreign income taxes paid, net of tax refunds, totaled $679 and $382, respectively. No interest was paid during the quarters ended March 31, 2003 and 2002.

NOTE 8 — RELATED PARTY ARRANGEMENTS

         Pursuant to ALARIS Medical Systems’ tax sharing agreement with Holdings, for Federal income tax purposes, ALARIS Medical Systems is required to calculate its current income tax liability on a stand-alone basis as if it were not included in the Holdings consolidated income tax return. The resulting tax liability is payable to Holdings. The pro-forma income taxes payable recorded on ALARIS Medical Systems on a stand alone basis at March 31, 2003 and December 31, 2002 are $9,077 and $7,900, respectively, and are recorded in other non-current liabilities as a payable to Holdings. Such amounts eliminate in the Condensed Consolidated Financial Statements of ALARIS Medical.

NOTE 9 — CONTINGENCIES AND LITIGATION

Litigation:

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

NOTE 9 — CONTINGENCIES AND LITIGATION (Continued)

Other Matters:

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

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and “Factors That Could Affect Future Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2002, and general conditions in the economy and capital markets.

Overview:

         We develop and provide practical solutions for medication safety. We design, manufacture and market intravenous (IV)medication delivery and infusion therapy devices, needle-free disposables and related monitoring equipment in the United States and internationally. Our proprietary Guardrails Safety Software, our other “smart” technologies and our “smart” services help to reduce the risks and costs of medication errors, help to safeguard patients and clinicians and also gather and record clinical information for review, analysis and transcription. Our intravenous infusion systems are used to deliver to patients one or more fluids, primarily pharmaceuticals or nutritionals, and consist of medication safety systems, single and multi-channel large volume infusion pumps, syringe pumps and dedicated and non-dedicated disposable administration sets.

         We have one of the largest installed bases of large volume pump delivery lines in the United States hospital market, representing approximately 32% of such installed lines. We also believe that we have the number one or number two market position in the large volume pump segment or the syringe pump segment, or both segments, in Belgium, France, Italy, The Netherlands, Norway, Spain, Sweden, the United Kingdom, Australia, Canada, New Zealand and South Africa. In addition, we are a leading provider of patient monitoring products that measure and monitor temperature, with a substantial installed base of hospital thermometry systems in the United States. We also provide products which measure and monitor pulse, pulse oximetry, and blood pressure. We sell our products primarily to the hospital market through a worldwide direct sales force of over 200 salespersons and more than 100 distributors to over 5,000 hospitals in more than 120 countries worldwide.

Critical Accounting Policies and Estimates:

        Our discussion and analysis of our operating results and financial condition is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles.

         Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: inventory valuation, allowances for uncollectible accounts receivable and estimated rebates, cost of field corrective actions, deferred tax asset valuation and carrying value of intangible assets. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. However, the inherent nature of estimates is that actual results will likely be different from these estimates. Our accounting practices are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations:

        The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:

	Three Months Ended March 31,
	2003	2002

Sales	100.0%	100.0%

Cost of sales	47.9	50.5

Gross margin	52.1%	49.5%
Selling and marketing expenses	20.0	20.5
General and administrative expenses	8.8	9.0
Research and development expenses	7.3	5.9
Restructuring and other non-recurring items	-	(0.6)
Interest income from sales-type capital leases	(0.7)	(1.1)

Income from operations	16.7	15.8
Interest expense, net	(7.9)	(9.3)
Other, net	0.2	(0.5)

Income before income taxes	9.0	6.0
Provision for income taxes	3.5	2.4

Net income	5.5%	3.6%

        Our sales results are reported consistent with our two geographical segments: North America and International. The following table summarizes sales to customers by each segment.

	Three Months Ended March 31,
	2003	2002
	(dollars in millions)
North America
Infusion Instruments	$19.0	$12.5

Dedicated Disposables	35.9	33.8
Other Disposables and Service	19.5	17.0

Subtotal	74.4	63.3

Patient Monitoring	5.6	6.1
North America Total	$80.0	$69.4

International
Infusion Instruments	$13.9	$12.5
Dedicated Disposables	20.6	17.1
Other Disposables and Service	5.6	4.2

Subtotal	40.1	33.8

Patient Monitoring	1.1	1.2

International Total	$41.2	$35.0

ALARIS Medical Total	$121.2	$104.4

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

    Sales. For the three months ended March 31, 2003, sales were $121.2 million, an increase of $16.8 million, or 16%, over the same period in the prior year. If currency exchange rates for the first quarter of 2003 had prevailed during the first quarter of 2002, sales would have been $110.2 million for the first quarter of 2002. Thus, excluding the effects of currency changes, the increase in sales for the first quarter of 2003 was $11.0 million, or 10%, over the first quarter of 2002.

     Higher volumes of both drug infusion instruments and disposable administration sets were the primary factors leading to the increase in North America revenues of $10.6 million, or 15%, over the prior year. The increase in infusion instruments was largely due to sales of our proprietary Guardrails Safety Software, primarily in the Medley Medication Safety System. The increase in dedicated disposables was due to an increase in our installed base of infusion devices. The increase in other disposables and service was due to approximately $2.7 million in additional sales of SmartSite Needle-Free systems. The increases in drug infusion products in North America were partially offset by lower volumes of patient monitoring instruments and disposables compared with the prior year. International sales increased $6.2 million, or 18%, due to higher volumes and revenues of large volume pumps, dedicated disposable administration sets, and SmartSite Needle-Free systems compared with the same period in the prior year. Excluding the effects of currency changes, International sales for the first quarter of 2003 increased 1% over the first quarter of 2002.

        Gross Profit. Gross profit increased $11.5 million, or 22%, for the quarter ended March 31, 2003, compared with the same quarter last year. The gross margin percentage increased to 52.1% for the first quarter of 2003, from 49.5% for the first quarter of 2002. Excluding the effects of currency changes, gross profit for the first quarter of 2003 would have increased $7.2 million from the first quarter of 2002 and the gross margin percentage for the first quarter of 2002 would have been 50.8%. In both North America and International, the improved margin percentage was due to increased volume of products sold, an increased percentage of software products that carry a higher margin than equipment and disposables and generally lower product costs resulting from improved manufacturing efficiencies.

        Selling and Marketing Expenses. Selling and marketing expense increased $2.8 million, or 13%, for the quarter ended March 31, 2003, compared with the same period in 2002, primarily due to increased selling costs associated with higher sales volume in the first quarter of 2003 compared with the prior year and to higher sales and marketing costs related to increased personnel, consulting and related activities supporting the continued deployment of our medication safety strategy. As a percentage of sales, selling and marketing expenses decreased to 20.0% for the first quarter of 2003 from 20.5% for the first quarter of 2002. Excluding the effects of currency changes, the increase in selling and marketing expenses for the first quarter of 2003 would have been $1.5 million, or 7%, compared with the first quarter of 2002.

        General and Administrative Expenses. General and administrative expense increased $1.3 million, or 13.6%, for the quarter ended March 31, 2003, compared with the same period in the prior year. As a percentage of sales, general and administrative expense decreased to 8.8% for the first quarter of 2003, from 9.0% for the first quarter of 2002. Excluding the effects of currency changes, the increase in general and administrative expenses for the first quarter of 2003 would have been $.8 million, or 8%, compared with the first quarter of 2002. Increases in administrative expense were largely due to spending on our business process reengineering project, which began in 2002. This project is designed to enable us to achieve efficiencies throughout our business and to design a new enterprise-wide information system. The current year first quarter also included higher depreciation, legal and other professional services, and insurance expense over the prior year first quarter.

        Research and Development Expenses. Research and development expense increased approximately $2.6 million, or 42%, for the quarter ended March 31, 2003, compared with the same period in the prior year. The increase was due to spending associated with new product development primarily related to our medication safety strategy and increased spending on new products for the international market. This higher spending included increased salaries, benefits, and consulting fees. Research and development expense increased to 7.3% of sales for the first quarter of 2003, compared with 5.9% of sales for the first quarter of 2002.

        Restructuring and Other Non-recurring Items. We recorded a non-recurring benefit of $1.1 million during the first quarter of 2002 for an insurance settlement. The settlement related to damages and losses incurred at one of our disposable products manufacturing plants in Mexico in 1993 as a result of flooding. The contingency related to the insurance settlement was resolved in the first quarter of 2002, when we received proceeds of $1.0 million during the quarter and notification of an additional payment due of $.1 million, which was received during April 2002.

        During the first quarter of 2002, we initiated a plan to restructure our Central European technical services. In this connection, we recorded a charge of $.5 million which included $.4 million for severance costs for 21 positions affected by the relocation of the German operation and $.1 million related to lease termination. As of March 31, 2003, all severance payments had been made to the identified employees.

        Interest Expense. Interest expense was constant during the quarter ended March 31, 2003, compared with the same quarter in 2002. There have been no changes to the amounts of indebtedness during these periods and the Senior Secured Notes and Senior Subordinated Notes both have fixed interest rates.

        Interest Income. Interest income was constant during the quarter ended March 31, 2003, compared with the same quarter in 2002. While the average cash balance was higher than the same period in 2002, the yield earned on such cash was lower due to lower interest rates.

        Other, net. Other, net increased $.7 million for the quarter ended March 31, 2003, compared with the same quarter in the prior year due to an increase in gains on foreign currency transactions of $.5 million over the same quarter in the prior year.

Liquidity and Capital Resources

        We expect to continue to meet our short-term liquidity needs, including capital expenditure requirements, with cash flow from operations and cash on hand. We will continue to use our funds primarily for operating expenses, including planned expenditures for new research and development programs, capital expenditures and scheduled interest payments on outstanding indebtedness. Additionally, we anticipate using a portion of these funds to purchase some of our long-term debt from time to time in open market or privately negotiated transactions or otherwise to the extent that the indentures governing such indebtedness permit us to do so.

        At March 31, 2003, we had $350.0 million outstanding indebtedness composed of $170.0 million of 11-5/8% Senior Secured Notes which were issued on October 16, 2001 and $180.0 million of 9-3/4% Senior Subordinated Notes due 2006 (“Senior Subordinated Notes”). The Senior Secured Notes bear interest at 11-5/8%, payable semi-annually in arrears on June 1 and December 1, with all principal due at maturity on December 1, 2006. The Senior Subordinated Notes bear interest at 9-3/4%, payable semi-annually in arrears on June 1 and December 1, with all principal due at maturity on December 1, 2006.

         Holdings also had outstanding at March 31, 2003, $158.2 million accreted amount of its 11 1/8% Senior Discount Notes due 2008 (the “Senior Discount Notes”).

         Due to the $25 million debt repurchase in the first quarter of 2003, the Senior Discount Notes accrete to $164.0 million principal amount on August 1, 2003. Prior thereto, interest accruing on the Senior Discount Notes is added to the outstanding principal balance through July 31, 2003. Interest on the Senior Discount Notes accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The indentures governing the Senior Secured Notes and the Senior Subordinated Notes permit ALARIS Medical Systems to make distributions, or “restricted payments,” to ALARIS Medical if at the time of the restricted payment, ALARIS Medical Systems satisfies the two conditions described in the following paragraphs. Additionally, payments to ALARIS Medical to fund up to $1.5 million annually in ALARIS Medical operating or capital expenditures are defined as restricted payments but do not require meeting these conditions. Based on its operating results for the year ended December 31, 2002, ALARIS Medical Systems met the two required conditions to make restricted payments for the first time in the first quarter of 2003. Additionally, ALARIS Medical Systems met the two required conditions as of March 31, 2003, which permitted ALARIS Medical Systems to make additional restricted payments in the second quarter of 2003.

         The first condition which must be satisfied prior to making a restricted payment is that at the time of the distribution, ALARIS Medical Systems must have a Fixed Charge Coverage Ratio (as calculated in accordance with the indentures as described below) of at least 2.5 to 1 calculated for the four complete calendar quarters preceding the distribution as though the distribution had been made at the beginning of such period. The Fixed Charge Coverage Ratio is determined by dividing ALARIS Medical Systems’ Consolidated EBITDA (as defined in the indentures) by its Consolidated Interest Expense (as defined in the indentures). Based on ALARIS Medical Systems’ interest expense for the twelve months ended March 31, 2003, the actual amount of interest expense included in the calculation of the Fixed Charge Coverage Ratio was approximately $38.7 million. As a result, the minimum required Consolidated EBITDA to meet the ratio for the twelve months ended March 31, 2003, was approximately $96.8 million while the actual Consolidated EBITDA was approximately $105.1 million. Assuming no future changes to the amount or terms of outstanding debt of ALARIS Medical Systems at March 31, 2003, approximately $96.8 million represents the minimum required Consolidated EBITDA for future four quarter calculations of the Fixed Charge Coverage Ratio.

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

        Consolidated EBITDA, per the indentures, as calculated for the twelve months ended March 31, 2003, reconciled to ALARIS Medical Systems’ Consolidated Net Income was as follows:

Twelve Months Ended March 31, 2003
(dollars in thousands)

ALARIS Medical Systems' Consolidated Net Income, as reported	$23,224
Provision for income taxes	14,935
Interest expense	39,489
Depreciation and amortization	24,544
Non-cash items	1,375
Extraordinary/non-recurring items	1,544

Consolidated EBITDA, per indentures	$105,111

        The second condition which must be satisfied prior to making a restricted payment is that the distribution, together with certain other restricted payments previously made, may not exceed a sum determined by reference to ALARIS Medical Systems’ cumulative Consolidated Net Income (as defined in the indentures) for the period since January 1, 1997 and cash capital contributions received after such date, less restricted payments made. This condition provides that the Consolidated Net Income of ALARIS Medical Systems will be added to the amount available each quarter until such time as historical net losses (of $17.3 million through March 31, 2003) are exhausted. Subsequent to such time, 50% of future ALARIS Medical Systems’ net income will be added to the amount available. At March 31, 2003, the amount available for future restricted payments was $6.3 million.

        The following represents the changes in the amount available for Restricted Payments pursuant to the ALARIS Medical Systems’ indentures:

	1997 through 2001	Full Year 2002	First Quarter 2003
	(dollars in thousands)

Available for Restricted Payments - beginning
of period	$-	$28,176	$30,836

ALARIS Medical Systems' net (loss) / income
for the period (1)	(43,610)	19,680	6,618

Restricted Payments (2)
Dividends to ALARIS Medical
for operating expenses	(5,438)	(1,452)	(333)
Interest payment on Convertible Debentures	(5,855)	(585)	-
Due from ALARIS Medical, Inc.	-	(170)	-
Fund unrestricted subsidiary to purchase
Convertible Debentures	(187)	(14,813)	-

Restricted payment paid by ALARIS
Medical Systems	-	-	(30,800)
Cash capital contributions received by
ALARIS Medical Systems	83,266	-	-

Available for Restricted Payments -
end of period	$28,176	$30,836	$6,321

Change in Net Loss:
Cumulative net loss - beginning of period	$-	$(43,610)	$(23,930)
ALARIS Medical Systems' net (loss) / income
for the period	(43,610)	19,680	6,618

Cumulative net loss - end of period	$(43,610)	$(23,930)	$(17,312)

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

         For the year ended December 31, 2002, ALARIS Medical Systems met the requirements under its debt agreements to make a restricted payment in the first quarter of 2003. As a result, in February 2003, ALARIS Medical Systems made distributions to ALARIS Medical in the amount of $30.8 million. ALARIS Medical used a portion of such distributions to repurchase in a private transaction $25.0 million principal amount of the Senior Discount Notes at a total cost of $25.0 million representing a premium of $1.2 million or 4.7% over the then accreted carrying value. Such premium, along with a write-off of unamortized debt issue cost related to the purchased amount of debt, was recorded as a charge of $1.5 million (approximately $.9 million after tax) in the Company’s first quarter 2003 operating results.

        Due to the February 2003 Senior Discount Note repurchase and principal reduction discussed in the previous paragraph, semi-annual interest payments on the Senior Discount Notes have been reduced from the originally scheduled $10.5 million to $9.1 million and ALARIS Medical’s consolidated projected interest expense for 2003 will be reduced by $2.3 million ($2.8 million on an annualized basis). After receiving restricted payments from ALARIS Medical Systems and after purchasing the $25 million of Senior Discount Notes, ALARIS Medical, Inc., on a stand-alone basis, had a cash balance of $8.7 million as of March 31, 2003. Based on 2003 first quarter results of operations, ALARIS Medical Systems met the required tests to make additional restricted payments to ALARIS Medical in the second quarter of 2003. As a result, ALARIS Medical Systems made a restricted payment to ALARIS Medical in the amount of $6.3 million in April 2003. Management anticipates ALARIS Medical will have cash available sufficient to meet the first scheduled semi-annual interest payment, due February 1, 2004, on the Senior Discount Notes.

         In April 2003, ALARIS Medical Systems repurchased $2.5 million principal amount of the Senior Secured Notes at a total cost of $2.9 million or 117% of principal amount. Such premium, along with a write-off of unamortized debt issue cost related to the purchased amount of debt will be recorded as a charge of $.5 million (approximately $.3 million after tax) in our second quarter operating results.

        Although there can be no assurances that ALARIS Medical Systems will meet the required tests to make future restricted payments, based on projected ALARIS Medical Systems’ net income and Consolidated EBITDA, we believe that ALARIS Medical Systems will continue to meet the required Fixed Charge Coverage Ratio and, through its generation of net income, increase the amount available for restricted payments in each successive calendar quarter. As a result, management plans to continue to make quarterly restricted payments from ALARIS Medical Systems to ALARIS Medical to the extent of the amount available to do so under the indentures and subject to cash availability. Management currently plans to use such payments from ALARIS Medical Systems either for interest payments on the Senior Discount Notes or for periodic repurchases by ALARIS Medical of additional Senior Discount Notes to the extent such Senior Discount Notes are available for sale at prices which ALARIS Medical is willing to pay.

        ALARIS Medical Systems is required over the next twelve months (through March 31, 2004) to make interest payments on the Senior Secured Notes in the amount of $19.8 million ($9.9 million in June of 2003 and $9.9 million in December of 2003) and interest payments on the Senior Subordinated Notes in the amount of $17.6 million ($8.8 million in June of 2003 and $8.8 million in December of 2003). ALARIS Medical is required over the next twelve months to make an interest payment on the Senior Discount Notes of $9.1 million in February 2004.

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

         On April 17, 2003 ALARIS Medical filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). The shelf registration statement will allow the Company to issue common stock, debt securities, and other types of securities from time to time, up to an aggregate of $550 million. If declared effective by the SEC, the shelf registration statement would enable the Company to raise funds from the offering of any individual security covered by the registration statement, as well as any combination of the securities, subject to market conditions and the Company’s capital needs.

         As disclosed in the registration statement, we expect to use the net proceeds from the sale of the securities covered by the registration statement to reduce or refinance some or all of the outstanding indebtedness of ALARIS Medical or ALARIS Medical Systems, or both, and for general corporate purposes. ALARIS Medical is seeking approval from its shareholders at its annual meeting of shareholders on April 30, 2003 to increase by 10 million the number of shares of common stock it is authorized to issue. If such additional shares are authorized, ALARIS Medical currently intends to seek to offer for sale some or all of these additional 10 million shares under the registration statement. Additionally, in connection with a debt refinancing as contemplated by the registration statement, we currently expect to use a portion of our existing cash balances, in order to decrease our total debt and to seek to obtain a revolving credit facility for increased liquidity and operating flexibility. Our ability to effect any of these transactions will depend on many factors, including overall financial market and economic conditions and our operating performance and expectations at such time.

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

        In response to customer requests to finance their payments related to equipment purchases over time, we work with an unrelated third party financing company to assist our customers in such area. In recent years, $16 million to $30 million annually of drug infusion equipment sales to North American customers have been financed by this third party. If such third party financing source were no longer available to our customers, it could require us to find another party or to finance such customer purchases and require use of our cash. Additionally, our operating results could also be affected, as it is possible that customers could look to make their purchases from our competitors who might be able to finance such purchases at a lower cost of funds.

        In December 2002, the Company filed for a tax accounting change with the Internal Revenue Service (“IRS”) seeking approval of a more favorable income tax treatment for certain sales to third party distributors. The Company anticipates this tax accounting change will be approved by the IRS, and, accordingly reflected the benefit as a reduction in its estimated current income tax liability for 2002. This change resulted in an $8 million cash tax savings in 2002 with an anticipated refund for income taxes previously paid in 2002 of an additional $4 million. This change does not impact the amount of the income tax expense included in the Condensed Consolidated Statement of Operations. Although management anticipates obtaining the requested approval from the IRS during 2003, there can be no assurances that the IRS will approve the Company’s request. Should the tax treatment not be approved by the IRS, the Company would be required to make tax payments, which it would have otherwise been able to defer indefinitely, of approximately $12 million plus interest.

        As identified in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities for the three months ended March 31, 2003, was $38.9 million compared with $16.4 million provided by operating activities in 2002. Net cash used in investing activities for the three months ended March 31, 2003 and 2002, was $7.1 million and $3.8 million, respectively. Cash used in investing activities also includes $7.0 million and $3.4 million in net capital expenditures for the three months ended March 31, 2003 and 2002, respectively. We anticipate making capital expenditures of approximately $23 million in the remaining quarters in 2003. Net cash used in financing activities for the three months ended March 31, 2003 and 2002, was $31.1 million and $15.6 million, respectively, and was primarily composed of a return of capital to Holdings in 2003 and a loan to Holdings in 2002. During the quarter ending March 31, 2003, federal, state and foreign taxes paid (net of refunds), related to continuing operations were $.7 million.

        The following schedule summarizes our contractual obligations and commitments to make future payments as of March 31, 2003:

	Contractual Obligations & Commitments
		(dollars in millions)

Payments Due by Period	Long-term Debt	Operating Leases	Interest Payments	Total

2003 (A)	$-	$4.8	$37.3	$42.1
2004	-	6.3	37.3	43.6
2005	-	6.0	37.3	43.3
2006	350.0	2.1	37.3	389.4
2007	-	1.4	-	1.4
Thereafter	-	5.5	-	5.5

Total Contractual Cash Obligations	$350.0	$26.1	$149.2	$525.3

(A)     Amount represents remaining contractual obligation during 2003.

Backlog

        The amount of unfilled orders, believed to be firm, at March 31, 2003 and 2002, was $4.3 million and $8.4 million, respectively.

Foreign Operations and Currency Exchange Rates

         We have significant foreign operations and, as a result, are subject to various risks arising therefrom, including foreign currency risks. This risk did not materially change during the first quarter of 2003. For the quarters ended March 31, 2003 and 2002, approximately 37% and 35%, respectively, of our sales were denominated in currencies other than the U.S. dollar. For the quarters ended March 31, 2003 and 2002, approximately 32% and 31%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada, Mexico, and Australia. Additionally, substantially all of the receivables and payables of our foreign subsidiaries are denominated in currencies other than the U.S. dollar.

        We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. At March 31, 2003, we recorded a liability in our Condensed Consolidated Balance Sheet of $.6 million for foreign currency forward contracts. As of December 31, 2002, forward contracts valued at $.1 million were recorded as a current asset in the Company’s Consolidated Balance Sheet.

         For the three months ended March 31, 2003 and 2002, we recognized net charges related to the designated cash flow hedges of forecasted foreign currency exchange transactions in the amounts of $.3 million and $.1 million, respectively, in other expense, which consisted primarily of premium costs for currency option contacts. At March 31, 2003, $1.1 million ($.7 million after tax) was included in accumulated other comprehensive income. This represents the remaining option premium costs net of the fair value of the open option contracts that are designated as cash flow hedges. This loss is expected to be charged to earnings during 2003 as the hedged transactions occur.

         Due to changes in foreign currency exchange rates during 2003 and 2002, primarily a weakening of the U.S. dollar against many European currencies, we recognized foreign currency transaction gains of $.2 million and losses of $.4 million during 2003 and 2002, respectively. Such gains and losses were recorded in other, net in the losses of Condensed Consolidated Statement of Operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk Management

        As part of our risk management strategy, we put in place a hedging program beginning in 2001 under which we enter into forward foreign exchange and currency option contracts to hedge a portion of forecasted cash receipts and payments denominated in currencies other than the U.S. dollar. We categorize these instruments as entered into for purposes other than trading. We do not utilize derivative instruments for trading or speculative purposes. These contracts are entered into to reduce the risk that our earnings and cash flows, resulting from certain forecasted transactions, will be affected by changes in foreign currency exchange rates. However, we may be impacted by changes in foreign exchange rates related to the unhedged portion of the forecasted transactions. The success of the hedging program depends, in part, on forecasts of our transactions in various currencies (primarily the Euro). Hedges are placed for periods consistent with identified exposures, but generally no longer than the end of the year for which we have substantially completed our annual business plan. We may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted transaction, changes in fair value of contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted transaction. The ineffective portion of any changes in the fair value of option contracts designated as hedges, if any, is recognized immediately in earnings. We did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the first quarter of 2003.

        As a matter of policy, we will only enter into currency contracts with counterparties that have at least an investment grade or equivalent credit rating from a major rating agency. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. We believe the risk of loss related to counterparty default is remote and would only consist of the net market value gain (if any) of the underlying instrument. The contracts have varying maturities with none exceeding eighteen months. Costs associated with entering into contracts are not expected to be material to our financial results. ( See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Foreign Operations and Currency Exchange Rates.”)

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

        As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

ALARIS MEDICAL SYSTEMS, INC. (Registrant)

Date: April 30, 2003	BY: /s/ WILLIAM C. BOPP William C. Bopp Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003 /s/ DAVID L. SCHLOTTERBECK David L. Schlotterbeck President and Chief Executive Officer

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003 /s/ WILLIAM C. BOPP William C. Bopp Senior Vice President and Chief Financial Officer